Form 10KSB
period 2006-12-31
Piedmont Community Bank Group, Inc.
filed 2007-04-02
CIK 1388337

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-52453

Piedmont Community Bank Group, Inc.

(Exact name of small business issuer as specified in its charter)

Georgia	20-8264706
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Bill Conn Parkway, Gray Georgia 31032

(Address of principal executive offices)

(478) 986-5900

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The issuer’s revenues for its most recent fiscal year were $ 8,790,101. As of March 27, 2007, there were 1,358,968 shares of the issuer’s common stock outstanding.

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on March 27, 2007 was $18,715,118. This calculation is based upon an estimate of the fair market value of the common stock by the registrant’s Board of Directors of $18.50 per share on that date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the common stock.

Transitional Small Business Disclosure Format. (Check one):    Yes  ☐    No  ☒

PIEDMONT COMMUNITY BANK GROUP, INC.

2006 Form 10-KSB Annual Report

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

FORWARD LOOKING STATEMENT

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and reports to stockholders. Statements made in the Annual Report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of allowance for loan losses, including the value of collateral underlying delinquent loans and other factors. We caution that such factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of us.

PIEDMONT COMMUNITY BANK GROUP, INC.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

Piedmont Community Bank (the “Bank”) was incorporated under the laws of Georgia on January 19, 2002. The Bank opened for business July 22, 2002 after raising $7,783,400 in capital. The Bank currently operates two banking offices; its Main Office, which is located at 110 Bill Conn Parkway in Gray, Georgia and a branch office, located on Bass Road in Macon Georgia. The Bank is opening an additional office at Lake Oconee in April 2007 and on Forsyth Road in May 2007. Construction is planned to begin in late 2007 to early 2008 for offices in Houston and Monroe Counties. At December 31, 2006, we were cumulatively profitable with undivided profits of approximately $400,000. We had approximately $141 million in total assets, $118 million in total loans, $112 million in total deposits and stockholders’ equity of $16 million.

The Bank held a special stockholder meeting on November 15, 2006 to vote on changing the Bank’s status to a holding company organization. The resolution passed and the Bank finalized this reorganization with the consummation of the merger on February 7, 2007. As of that day Piedmont Community Bank Group, Inc. (the “Company”) became the sole shareholder of the shares of the Bank, and each existing shareholder of the Bank became a shareholder of Piedmont Community Bank Group, Inc.

Services

The Bank is a community oriented, full-service commercial bank whose primary service area is the Georgia counties of Jones, Baldwin, Bibb, Monroe, Houston, Greene and Putnam. The Bank emphasizes its status as a community owned bank with local decision making responsibilities and a high level of personal service. The Bank offers checking, money market, savings, individual retirement and time deposit accounts; issues ATM and debit cards, travelers checks and official checks; conducts wire transfer services, internet banking and provides safe deposit and telephone banking services. The Bank offers a variety of lending services including commercial, construction, real estate, consumer purpose as well as home equity, overdraft protection and personal lines of credit. The Bank operated a mortgage origination office through a limited liability company, Piedmont Community Mortgage, LLC. The Bank owned 51% of the limited liability company. Effective November 1, 2006, Piedmont Community Mortgage, LLC discontinued operations. The mortgage operation is now operated as a division of the Bank.

Business Strategy

We have maintained a long-term focus on strategy that includes expanding and diversifying our business in terms of revenues, profitability and asset size. We intend to continue to grow within our existing markets and branch into existing markets with the opening of our new locations.

Loans

The Bank grants both secured and unsecured loans to individuals and businesses. As of December 31, 2006 the Bank’s loan portfolio totaled $118,992,000. Loan portfolio segments are as follows (amounts in thousands):

Consumer Loans	$2,428	2%
Real Estate Construction	25,002	21%
Consumer Real Estate	12,998	10%
Commercial Real Estate	71,618	61%
Commercial Non Real Estate	6,946	6%

Total Loans	$118,992	100%

Although the Bank has a diversified loan portfolio, a substantial portion is secured by improved and unimproved real estate which is dependent on the real estate market.

Lending Policy

Standards for extension of credit are contained in the Bank’s Loan Policy. Loans are predominately from borrowers within the Bank’s delineated areas of Jones, Bibb, Baldwin, Putnam, Monroe, Greene, and Houston counties. Loans are granted to individuals or businesses on either an unsecured or secured basis. Limits covering the maximum amount of indirect and direct debt to any one borrower, the maximum amount of funds that may be advanced on certain collateral and the maximum lending authority of the Bank’s Loan committee and individual loan officers are contained in the Loan Policy. The Policy is reviewed and approved annually by the Bank’s Board of Directors.

Loan Review and Non-performing Assets

External loan reviews are performed by Credit and Compliance. In addition, loan reviews are performed for the Bank by internal independent loan review personnel. The scope of loan review covers the Bank’s relationships over $500,000, problem loans, and past due loans. Also included in the scope of the loan review are loan administration matters such as potential violations of laws, regulations or Bank policy, documentation exceptions and concentrations of credit. A review of loans within the scope of review is conducted no less than annually. The results are presented to the Bank’s Audit Committee.

All loans are graded according to an initial risk assessment conducted by the originating loan officer. Thereafter, loan grades may change based on results of the periodic internal reviews, the examination process, or if the loan becomes delinquent. The Bank’s practice is to charge off loans once they become 120 days past due or are rated Loss. The Bank places loans on non-accrual status once they become 90 days past due. Exceptions may apply if the loan is consumer installment debt or if the loan is secured by a 1-4 family residence and is in the process of collection.

Investment Policy

The Bank’s Investment Policy establishes objectives for the investment portfolio and the guidelines for Bank investments. Bank investments provide liquidity to accommodate deposit or loan fluctuations, secure public deposits, and supplement Bank earnings consistent with liquidity, interest sensitivity and credit quality considerations. Provisions of the Investment Policy address investment authority and oversight, permissible investments, accounting treatment, selection and monitoring of broker/dealers, and unsuitable investment practices. Portfolio composition and performance as well as individual transactions are regularly reviewed by the Bank’s Asset/Liability Committee (ALCO) and the Board of Directors. The Investment Policy is reviewed and approved by the Board of Directors annually.

Asset/Liability Management

Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers are charged with the responsibility for monitoring polices and procedures that are designed to ensure acceptable composition of the asset/liability mix. Our management’s overall philosophy is to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations, and through the use of funding obtained through an interest rate listing service.

Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the Asset/Liability Committee of the Board of Directors on a periodic basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors) that limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management’s intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur that would negatively affect our liquidity position.

At December 31, 2006, our cumulative one year interest rate-sensitivity gap ratio was 106%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities. We are within our targeted parameters. However, as we continue to invest our excess liquidity, currently invested in federal funds sold and short term loans, the gap ratio will become more in line with the targeted ratio, and net interest income should not be significantly affected by changes in interest rates. It is our belief that as long as we pay the prevailing market rate on these type of deposits, our liquidity, while not assured, will not be negatively affected.

Supervision and Regulation

As of February 7, 2007, Piedmont Community Bank Group, Inc. (the “Company”) became a one bank holding company of Piedmont Community Bank.

The Company is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve) under the Bank Holding Company Act of 1956, as amended (Act). The Company is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

The Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and (iii) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. The prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are: (i) making or servicing loans and certain types of leases; (ii) performing certain data processing services (iii) acting as fiduciary or investment or financial advisor; (iv) providing discount brokerage services; (v) underwriting bank eligible securities; (vi) underwriting debt and equity securities; (vii) underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and (viii) making investments in corporations or projects designed primarily to promote community welfares.

The Gramm-Leach-Bliley Act (GLBA) of 1999 permits eligible banks and bank holding companies to engage in activities and to affiliate with nonbank organizations engaged in activities that are financial in nature or incidental or complimentary to such financial activities. The Federal Reserve has the discretion to determine what activities are complementary to financial activities. The GLBA effectively repeals certain provisions of the Glass-Steagall Act of 1933 which separated banking, insurance, and securities underwriting activities.

Under GLBA, bank holding companies whose banking subsidiaries are well capitalized and well managed may also apply to become a financial holding company. Financial holding companies have the authority to engage in activities that are financial in nature that are not permitted for other bank holding companies. Some of the activities that the Act provides are financial in nature are: (a) lending, exchanging, transferring, investing for others, or safeguarding money or securities; (b) insuring , guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing financial, investment, or economic advisory services, including advising an investment company; (d) issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly’ and (e) underwriting, dealing in, or making a market in securities.

The Company has no immediate plans to resister as a financial holding company.

The Company must register with the Georgia Department of Banking and Finance (DBF) and file periodic information with the DBF. As part of such registration, the DBF requires information with respect to the financial condition, operations, management, and inter-company relationships of the Company, the Bank, and MFS and related matters. The DBF may also require such information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may examine the Company.

The Company is an affiliate of the Bank under the Act, which imposes restrictions on (i) loans by the Bank to the Company; (ii) investments in the stock or securities of the Company by the Bank; (iii) the Bank taking the stock or securities of an affiliate as collateral for loans by the Bank to a borrower, and (iv) the purchase of assets from the Company by the bank. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extensions of credit, lease or sale of property or furnishing of services.

The Bank is a State of Georgia chartered bank subject to regulation by the FDIC and the Bank is required to file financial information with the FDIC periodically and is subject to periodic examination by the FDIC.

The Bank must also register with the Georgia Department of Banking and Finance (DBF) and file periodic information with the DBF. As part of such registration, the DBF requires information with respect to the financial condition, operations, management, and inter-company relationships of the Bank. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may examine the Bank.

The Bank is regularly examined by the FDIC. The Bank, as a State chartered bank under the laws of Georgia, is subject to the supervision of, and is regularly examined by the DBF. Both the FDIC and DBF must grant prior approval of any merger, consolidation or other corporate reorganization involving the Bank. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by the FDIC in connection with the default of a commonly controlled institution.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. Most of the revenues of the Company result from dividends paid to it by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by the Bank to the Company, its shareholder. Under DBF regulations, the Bank may not declare and pay dividends out of retained earnings without first obtaining the written permission of the DBF unless such bank meets the following requirements: (i) total classified assets as of the most recent examination of the bank does not exceed 80% of equity capital (as defined by the regulators); (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits after taxes but before dividends for the previous calendar year; and (iii) the ratio of equity capital to adjusted assets is not less than 6%.

The payment of dividends by the Bank may also be affected or limited by other factors such as the requirement to maintain adequate capital above regulatory guidelines. The FDIC maintains that insured banks should generally only pay dividends out of current operating earnings and dividends should only be declared and paid after consideration of the bank’s capital adequacy in relation to its assets, deposits, and such other items. The Bank did not pay dividends in 2006.

Capital Adequacy

The Federal Reserve and the FDIC have implemented substantially identical rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposure for credit risk. Bank and bank holding companies are required to have (i) a minimum ratio of Total Capital (as defined) to risk-weighted assets of 8%; (ii) a minimum ration of Tier One Capital (as defined) to risk-weighted assets of 4%; and (iii) a minimum ratio of stockholder’s equity to risk-weighted assets of 4%. The Federal Reserve and the FDIC also require a minimum leverage capital ratio of Tier One Capital to total assets of 3% for the most highly rated banks and bank holding companies. Tier One Capital generally consists of common equity, minority interest in equity accounts of consolidated subsidiaries, and noncumulative perpetual preferred stock and generally excludes unrealized gains or losses on investment securities, certain intangible assets, and certain deferred tax assets. The Federal Reserve or the FDIC will require a bank or bank holding company to maintain a leverage ratio greater than 3% if either is experiencing or anticipating significant growth, is operating with less than well-diversified risks, or is experiencing financial, operational, or managerial weaknesses.

In addition, the FDIC Improvement Act of 1991 provides for prompt corrective action (PCA) if a bank’s leverage capital ratio reaches 2%. PCA may call for the bank to be placed in receivership or sold to another depository institution. The FDIC has adopted regulations implementing PCA which place financial institutions in the following five categories based on capitalization ratios: (i) a well capitalized institution has a total risked-based capital ratio of at least 10%, a Tier One risked based ratio of at least 6%, and leverage capital ratio of at least 5%; (ii) an adequately capitalized institution has a total risked-based capital ratio of at least 8%, a Tier One risked-based ratio of at least 4%, and leverage capital ratio of at least 4%; (iii) an undercapitalized institution has a total risked-based capital ratio under 8%; a Tier One risked-based ratio under 4%, and leverage capital ratio under 4%; and (iv) a critically undercapitalized institution has a leverage capital ratio under 2%. Institutions in any of the three undercapitalized categories would be prohibited from declaring and paying dividends or making capital distributions. The FDIC regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital. As of December 31, 2006 the capital ratios for the Bank are as follows:

Bank
Leverage Capital	12.76%
Tier 1 Risk-Based	11.93%
Total Risk-Based	12.84%

Federal Deposit Insurance Reform Act

Congress passed the Federal Deposit Insurance Reform Act at the beginning of February 2006. Among other things, this new law will merge BIF and SAIF during 2006. Deposits will remain insured up to a maximum of $100,000 but will be adjusted every five years based on inflation. Retirement accounts will be insured up to $250,000, and a bank that is less than adequately capitalized will not be able to accept employee benefit deposits. This law also changes the way FDIC insurance assessments and credits are calculated and authorized the FDIC to revise its risk –based deposit insurance assessment program.

FDIC Insurance Assessments

The FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each Bank Insurance Fund (BIF) member institution is based on its relative risks of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

The Federal Deposit Insurance Act (or “FDI Act”) requires the federal regulatory agencies to take “prompt corrective action” if a depository institution does not meet minimum capital requirements. The FDI Act establishes five capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

The federal bank regulatory agencies have adopted regulations establishing relevant capital measurers and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the Total Capital ratio, Tier 1 Capital ratio and the leverage ratio. Under the regulations, a FDIC-insured bank will be:

•

“well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by the appropriate regulatory authority to meet and maintain a specific capital level for any capital measure;

•

“adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not “well capitalized”;

•	“undercapitalized” if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances);

•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3% or a leverage ratio of less than 3%; and

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2006, our Bank has capital levels that qualify as “well capitalized” under such regulations.

Community Reinvestment Act

The Community Reinvestment Act requires federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low- and moderate-income borrowers in their local communities. An institution’s size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions are examined using a performance-based lending, investment and service test. Small institutions are examined using a streamlined approach. All institutions may opt to be evaluated under a strategic plan formulated with community input and pre-approved by the bank regulatory agency.

The Community Reinvestment Act regulations provide for certain disclosure obligations. Each institution must post a notice advising the public of its right to comment to the institution and its regulator on the institution’s Community Reinvestment Act performance and to review the institution’s Community Reinvestment Act public file. Each lending institution must maintain for public inspection a file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities and any written comments from the public on its performance in meeting community credit needs. The Community Reinvestment Act requires public disclosure of a financial institution’s written Community Reinvestment Act evaluations. This promotes enforcement of Community Reinvestment Act requirements by providing the public with the status of a particular institution’s community reinvestment record.

The Gramm-Leach-Bliley Act made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual Community Reinvestment Act reports must be made available to a bank’s primary federal regulator. A bank holding company will not be permitted to become a financial holding company and no new activities authorized under the Gramm-Leach-Bliley Act may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” Community Reinvestment Act rating in its latest Community Reinvestment Act examination.

Consumer Protection Laws

The Company and Bank are subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act and state law counterparts.

Federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

Additional Legislative and Regulatory Matters

On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). Among its other provisions, the USA PATRIOT Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls with respect to its private banking accounts involving foreign individuals and certain foreign banks; and (iii) to avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, foreign banks that do not have a physical presence in any country. The USA PATRIOT Act also requires the Secretary of the Treasury to prescribe by regulation minimum standards that financial institutions must follow to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the USA PATRIOT Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which mandated a variety of reforms intended to address corporate and accounting fraud. Sarbanes-Oxley also provided for the establishment of the Public Company Accounting Oversight Board (“PCAOB”), which enforces auditing, quality control and independence standards for firms that audit Securities and Exchange Commission (“SEC”) reporting companies. Sarbanes-Oxley imposes higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit and in addition, certain audit partners must be rotated periodically. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalents, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under Sarbanes-Oxley, counsel is required to report specific violations. Directors and executive officers must report most changes in their ownership of a company’s securities and executives have restrictions on trading and loans. Sarbanes-Oxley also increases the oversight and authority of audit committees of publicly traded companies. Although the Bank has incurred and will continue to incur additional expense in complying with the provisions of Sarbanes-Oxley and the related rules, management does not expect that such compliance will have a material impact on the Bank’s financial condition or results of operation.

Commercial Real Estate Lending and Concentrations

On January 10, 2006, the Federal bank regulatory agencies released proposed guidance on “Concentration in Commercial Real Estate Lending” (the “Guidance”). This proposal defines commercial real estate (“CRE”) loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to REITs and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner occupied CRE are generally excluded from the Guidance.

The Guidance is triggered where either:

•	Total reported loans for construction, land development, and other land represent 100% or more of the bank’s total capital; or

•	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land represent 300% or more of the bank’s total capital.

The requirements of the Guidance may also be triggered where the bank has had a sharp increase in CRE lending or has significant concentrations of CRE secured by a particular property type. Banks that are subject to the Guidance’s triggers will need to implement enhanced strategic planning, CRE underwriting policies, risk management and internal controls, portfolio stress testing, risk exposure limits, and other policies, including management compensation and incentives, to address the CRE risks. Higher allowances for loan losses and capital levels may also be appropriate.

The Bank and its Board of Directors have discussed the proposed guidance and believe that the Bank’s underwriting policy; management information systems, independent credit administration process and monthly monitoring of real estate loan concentrations sufficiently address the proposed guidance. As of December 31, 2006 management estimates that the Bank’s CRE lending under these measures are 380% and 610%, respectively, of total capital.

Fiscal and Monetary Policy

Banking is a business which depends on interest rate differentials for success. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve and the reserve requirements on deposits. The nature and timing of any changes in such policies and their effect on the Bank cannot be predicted.

Current and future legislation and the policies established by federal and state regulatory authorities will affect our future operations. Banking legislation and regulations may limit our growth and the return to our investors by restricting certain of our activities.

In addition, capital requirements could be changed and have the effect of restricting our activities or requiring additional capital to be maintained. We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our business.

Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of banks. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

The Federal Reserve’s monetary policies have materially affected the operating results banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of these policies on the business and earnings of our Bank cannot be predicted.

Employees

At December 31, 2006, the Company had 28 full-time equivalent employees. The Company is not a party to any collective bargaining agreement.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company owns the following properties:

(1)	Main Office

110 Bill Conn Parkway

Gray, Georgia 31032

Built in 2003, approximately 9,000 square feet of heated space and three drive-thru lanes. The Bank also owns the furniture, fixtures and equipment located at the above location.

(2)	Branch Office

1611 Bass Road

Macon, Georgia 31210

Built in 2006, approximately 4,200 square feet of heated space and three drive-thru lanes. The Bank also owns the furniture, fixtures and equipment located at the above location.

The Bank purchased a building and real estate at 4511 Forsyth Road, Macon, Bibb County, Georgia in 2006. The Bank began renovations to the building and plans to open a branch at this location in May of 2007.

The Bank leases office space at 1040 Founder’s Row, Suite C, Greensboro, Greene County, Georgia 30642. The Bank has begun leasehold improvements to prepare the space for operations as a full service branch with completion expected in April 2007.

The Bank has also purchased real estate in Monroe and Houston Counties. Construction is planned to begin in late 2007/early 2008 on these additional locations.

ITEM 3.	LEGAL PROCEEDINGS

The Company is from time to time involved in various legal actions arising from normal business activities. Management believes that the liability, if any, arising from such actions will not have a material adverse effect on the Bank’s financial condition. As of December 31, 2006, the Company was not a party to any proceeding to which any director, officer or affiliate of the issuer, any owner of more than five percent (5%) of its voting securities is a party adverse to the Bank.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of stockholders was held on November 15, 2006 for the purpose of approving the reorganization of the Bank into a holding company structure. The results of the vote were as follows:

# of Shares
For	984,188
Against	2,700
Abstained	372,080
Broker No-votes	-0-

The proposed plan of reorganization required approval of two-thirds of total outstanding shares, therefore, the plan was approved, and the transaction was consummated on February 7, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During March 2006, Samco Capital Markets began as the market maker for the Company’s common stock which is traded on the OTC bulletin board under the symbol PCBG. During 2005, there was no established public trading market for the Company’s common stock. Therefore, management of the Company was furnished with only limited information concerning trades of the Company’s common stock. The following table sets forth each quarter during the two most recent fiscal years the number of shares traded and the high and low per share sales prices to the extent known to management.

Year 2006	Number of Shares Traded	High Sales Price (Per Share)	Low Sales Price (Per Share)
First Quarter	—	$0.00	$0.00
Second Quarter	21,858 Shares	$16.00	$14.00
Third Quarter	32,424 Shares	$16.50	$16.00
Fourth Quarter	7,295 Shares	$19.00	$16.50

Year 2005	Number of Shares Traded	High Sales Price (Per Share)	Low Sales Price (Per Share)
First Quarter	—	$0.00	$0.00
Second Quarter	6,500 Shares	$12.00	$12.00
Third Quarter	25,150 Shares	$14.00	$12.50
Fourth Quarter	8,075 Shares	$14.00	$12.50

The Company has not paid dividends since its inception. Any future declaration and payment of dividends will be based on the Company’s earnings, economic conditions, and the evaluation by the Board of Directors of other relevant factors. The ability of the Company to pay dividends is restricted by applicable regulatory requirements.

As of March 27, 2007, there were 1,358,968 shares of the Company’s common stock issued and outstanding held of record by approximately 804 persons (not including the number of persons or entities holding stock in nominee or street name through various brokerage houses).

Outstanding stock options are limited to those granted to certain executive officers in connection with employment contracts, Directors and other key employees. The stock option agreements provide that during the term of the agreement and based on satisfactory performance, the optionee shall have the right and option to purchase a stated number of shares of common stock of Piedmont Community Bank Group, Inc. The option to purchase common stock may be exercised at the price indicated in the agreement on the date of exercise. The options granted shall continue for the term of the agreement but not longer than ten years from date of the agreements.

In December 2004, the Bank began a private placement offering of its common stock at $14.00 per share. Initially, the offering was directed to existing stockholders, who had the opportunity to purchase a pro rata number of shares based on their existing percentage ownership. After 30 days, the Bank offered remaining shares to the general public. In June 2005, the Bank hired Samco Capital Markets to complete the sale of shares in the offering. As of December 31, 2005, the offering was closed out with 583,787 shares sold for a total of $7,842,799, net of stock issuance costs of $330,219. In 2006, proceeds of $44,226 consisting of 3,159 shares were returned to investors representing the oversubscribed portion of the offering.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets for information relating to the Company’s equity compensation plans as of December 31, 2006

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights. (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining for future issuance under equity compensation plan (excluding securities reflected in column a)) (c)

Equity compensation plans approved by security holders	317,254	$14.01	2,331

Equity compensation plans not approved by security holders	—	—	—

Total	317,254	$14.01	2,331

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion describes our results of operations for 2006 as compared to 2005 and also analyzes our financial condition as of December 31, 2006 as compared to December 31, 2005. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and borrowings. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balances during 2006 and 2005 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a tabular illustration of our asset liability management to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the financial statements at December 31, 2006 which are made a part of this annual report on form 10-KSB.

Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of our financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Overview

Our 2006 results were highlighted by continued growth in our primary market areas of Jones, Baldwin, Bibb, Monroe, Putnam, Houston and Greene counties. From December 31, 2005 to December 31, 2006 our total assets grew 52%. At year ended December 31, 2006, we were cumulatively profitable with undivided profits of approximately $400,000. We expect that loan and deposit growth will continue to be significant during the coming year with the expected continued growth of our Bibb County branch which opened on July 24, 2006. In addition, the Bank anticipates opening a second branch in Bibb County in the spring of 2007.

In December 2004, to ensure that we maintain a sufficient capital base to support our expected growth, we began a secondary stock offering of the Bank’s common stock at a price of $14 per share in order to raise additional capital. As of December 31, 2006, the offering was closed with additional capital of $7,798,573, net of stock issuance costs, being raised through the secondary stock offering.

Financial Condition at December 31, 2006 and 2005

Following is a summary of our balance sheets for the periods indicated:

	December 31
	2006	2005
	(Dollars in Thousands)
Cash and due from banks	$1,660	$898
Interest-bearing deposits in banks	1,584	1,584
Federal funds sold	3,762	557
Securities available for sale	6,163	5,443
Securities held to maturity	645	212
Restricted equity securities	767	374
Loans, net	117,693	79,287
Premises and equipment	6,832	3,508
Other assets	1,938	1,012

	$141,044	$92,875

Total deposits	$112,085	$71,853
Other borrowings	9,100	5,000
Other liabilities	1,731	809
Federal funds purchased	1,977	—
Minority interest in subsidiary	—	54
Stockholders’ equity	16,151	15,159

	$141,044	$92,875

As of December 31, 2006, we had total assets of $141 million. Growth of deposits, other borrowings and Federal funds purchased of $40.2 million, $4.1 million and $2.0 million, respectively, were used to fund loan growth of $38.4 million. The remaining funds were used to increase securities $1.2 million and purchase premises and equipment totaling $3.3 million. Four municipal bonds in our portfolio are classified as held to maturity. All other securities are classified as available for sale for liquidity purposes to support our expected loan growth.

We have 92% of our loan portfolio collateralized by real estate. Our real estate mortgages and construction portfolio consists of loans collateralized by one- to four-family residential properties (10%), construction loans to build one- to four-family residential properties (21%) and nonresidential properties consisting primarily of small business commercial properties (61%). We generally require that loans collateralized by real estate not exceed the collateral values by the following percentages for each type of real estate loan as follows:

One- to four-family residential properties	80%
Construction loans on one- to four-family residential properties	80%
Nonresidential property	90%

The remaining 8% of the loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower. The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market area are stable with no indications of a significant downturn in the general economy.

We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit exposure by prohibiting loan relationships that exceed 25% of the Bank’s statutory capital, as defined by the State of Georgia, or approximately, $3,953,000.

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals, and our other needs. Traditional sources of liquidity include asset maturities and growth in core deposits. A bank may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities, and accessibility to market sources of funds.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. We attempt to price deposits to meet asset/liability objectives consistent with local market conditions.

Our liquidity and capital resources are monitored on a periodic basis by management and regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity was considered satisfactory.

At December 31, 2006, the Bank was considered well-capitalized based on regulatory minimum capital requirements. Our stockholders’ equity increased during 2006 by $992,000 due to net income of $732,000, stock based employee compensation cost of $278,000, and a decrease in unrealized loss on securities of $26,000 offset by redemption of common stock of $44,000.

Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. Currently, dividends of approximately $379,000 can be paid by the Bank without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for us as of December 31, 2006 are as follows:

	Piedmont Community Bank	Regulatory Requirements (Well Capitalized)
Leverage capital ratios	12.76%	5.00%
Risk-based capital ratios:
Tier 1 capital	11.93	6.00
Total capital	12.84	10.00

These ratios may continue to decline as asset growth continues, but are expected to exceed the regulatory minimum requirements.

We believe that our liquidity and capital resources are adequate and will meet our foreseeable short-term needs. We anticipate that we will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, our other material commitments and liabilities.

Management is not aware of any known trends, events or uncertainties other than those discussed above that will have or that are reasonably likely to have a material effect on our liability, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities that, if they were implemented, would have such an effect.

Off Balance Sheet Arrangements

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates, the majority at variable rates, for specific period of time. At December 31, 2006, we had issued commitments to extend credit of $30,596,000 through various types of lending arrangements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

If needed, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 2006, we had arrangements with three commercial banks for short-term advances of $7,650,000.

Contractual Obligations

We have various contractual obligations that we must fund as part of our normal operations. The following table shows aggregate information about our contractual obligations, including interest, and the periods in which payments are due. The amounts and time periods are measured from December 31, 2006.

Payments due by period (in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Other borrowings	$9,100	$—	$—	$—	$9,100
Operating lease obligations	63	31	32	—	—
Time deposits	85,562	72,320	11,724	1,518	—
Construction commitments	379	379	—	—	—

Total	$95,104	$72,730	$11,756	$1,518	$9,100

Effects of Inflation

The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets that are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our Asset/Liability Committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see “Asset/Liability Management.”

Results of Operations For The Years Ended December 31, 2006 and 2005

The following is a summary of our operations for the years indicated:

	Year Ended December 31, 2006	Year Ended December 31, 2005
	(Dollars in Thousands)
Interest and dividend income	$8,385	$4,707
Interest expense	(4,320)	(1,985)

Net interest income	4,065	2,722
Provision for loan losses	(356)	(371)
Other income	405	508
Other expenses	(2,968)	(2,023)

Pretax income	1,146	836
Income tax (expense) benefit	(410)	233
Minority interest	(4)	(23)

Net income	$732	$1,046

Net Interest Income

Our results of operations are determined by our ability to manage interest income and expense effectively, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income is dependent upon our ability to obtain an adequate net interest spread between the rate we pay on interest-bearing liabilities and the rate we earn on interest-earning assets.

During 2006, average loans were $96.4 million, average securities were $8.1 million and average Federal funds sold were $1.0 million. Average interest-bearing liabilities totaled $90.6 million. The rate earned on average interest-earning assets was 7.79%. The rate paid on average interest-bearing liabilities was 4.77% which resulted in a net yield on average interest-earning assets of 3.83%.

During 2005, average loans were $65.2 million, average securities were $5.1 million and average Federal funds sold were $0.7 million. Average interest-bearing liabilities totaled $61.3 million. The rate earned on average interest-earning assets was 6.48%. The rate paid on average interest-bearing liabilities was 3.24% which resulted in a net yield on average interest-earning assets of 3.83%.

The increase in our yield on interest earning assets and the net yield on interest earning assets is primarily the result of the increases in the yield on loans, which increased 148 basis points. The increase in net yield on average interest-earning assets is the result of being asset sensitive in the current interest rate environment.

Provision for Loan Losses, Net Charge-Offs and Allowance for Loan Losses

The provision for loan losses was $356,000 and $371,000 in 2006 and 2005, respectively. The amounts provided were due primarily to the growth of the portfolio and to our assessment of the inherent risk in the portfolio. Net charge-offs for 2006 were $-0- as compared to $40,000 for 2005. As of December 31, 2006 and 2005, we had no nonperforming loans or assets. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, concentrations and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into risk grade categories. An estimated loss percentage is applied to each risk grade category based upon our experience specifically and the historical experience of the banking industry generally. Classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. As of December 31, 2006, we had no specific loss allocations against specific loans in our evaluation of the allowance for loan losses. In addition, we also maintain an unallocated component in our allowance evaluation to cover uncertainties that could affect our estimate of probable losses. The allowance for loan losses as a percentage of total loans was 1.04% at December 31, 2006 as compared to 1.10% at December 31, 2005. The decrease in this percentage is primarily the result of having more of our own historical experience on which to base our evaluation of the adequacy of the allowance for loan losses combined with the significant growth of the loan portfolio.

Non-interest Income

Other income consists of service charges on deposit accounts, mortgage loan origination fees and other miscellaneous income. Other income decreased $103,000 to $405,000 in 2006 as compared to $508,000 in 2005. The decrease is primarily due to a decrease of $8,000 in service charges on deposit accounts from $92,000 in 2005 to $84,000 in 2006, which is the result of a decline in fees for non-sufficient funds, and from a decrease of $97,000 in mortgage loan origination fees from $378,000 in 2005 to $281,000 in 2006. This decrease was due to an overall decline in market conditions and a decrease in the number of applicants.

Non-interest expense

Other expenses for 2006 and 2005 consist of salaries and employee benefits of $1,677,000 and $1,040,000, equipment and occupancy expenses of $362,000 and $225,000, and other operating expenses of $929,000 and $758,000, respectively. The increase in salaries and employee benefits of $637,000 over 2005 is primarily due to the addition of seven full time employees plus $277,999 in compensation cost due to the implementation of new accounting standards regarding stock options. The increase in equipment and occupancy expenses of $137,000 over 2005 is due primarily to increased depreciation of $51,000, increased service contract expense of $40,000, increased rental costs of $29,000 and increased utilities expense of $15,000. The increase in other operating expenses of $171,000 over 2005 is due primarily to increased data processing expense of $41,000, increased city and county property taxes of $12,000, increased director committee expense of $51,000, increased mileage and other travel reimbursements of $31,000, increased advertising and other marketing expenses of $22,000 and increased stationery and supplies of $23,000. The increase in other operating expenses is directly related to the overall growth of the Bank and the opening of the branch office.

Income Tax

SFAS No. 109, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes. We use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. See Note 7 to the Notes to Consolidated Financial Statements for additional details.

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and the provision for loan losses, for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities that are included in our consolidated balance sheet.

We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance or adjust this allowance in a period, we must include an expense or benefit within the tax provisions in the consolidated statement of income.

We have recorded on our consolidated balance sheet net deferred tax assets of $442,000, which consists primarily of loan loss reserves. We believe there will be sufficient taxable income in the future to allow us to recover these deferred tax assets.

We recorded an income tax benefit of $232,869 for the year ended December 31, 2005 due to a reduction in the valuation allowance. The valuation allowance was eliminated as it was more likely than not that deferred tax items would be realized in the near term.

For the year ended December 31, 2006, the Bank recorded a provision for income tax expense of $410,581, which represents 35.8% of the income before provision for income taxes of the Bank.

Asset/Liability Management

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2006, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within this period and at different rates.

	Within Three Months	After Three Months but Within One Year	After One Year but Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Federal funds sold	$3,762	$—	$—	$—	$3,762
Interest bearing deposits in banks	—	—	1,584	—	1,584
Securities	495	494	3,528	3,058	7,575
Loans	71,963	24,081	20,642	2,306	118,992

	76,220	24,575	25,754	5,364	131,913

Interest-bearing liabilities:
Interest-bearing demand deposits and savings	21,336	—	—	—	21,336
Time deposits	15,924	55,864	13,774	—	85,562
Federal funds purchased	1,978	—	—	—	1,978
Other borrowings	—	—	—	9,100	9,100

	39,238	55,864	13,774	9,100	117,976

Interest rate sensitivity gap	$36,982	$(31,289)	$11,980	$(3,736)	$13,937

Cumulative interest rate sensitivity gap	$36,982	$5,693	$17,673	$13,937

Interest rate sensitivity gap ratio	1.94	0.44	1.87	0.59

Cumulative interest rate sensitivity gap ratio	1.94	1.06	1.16	1.12

SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to the distribution of assets, liabilities and stockholders’ equity, the interest rates we experienced; our investment portfolio; our loan portfolio, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and allowance for loan losses; types of deposits and the return on equity and assets.

DISTRIBUTION OF ASSETS, LIABILITIES, AND

SHAREHOLDERS’ EQUITY:

INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balance Sheet:

The condensed average balance sheet for the periods indicated is presented below in thousands:

	2006	2005
Assets
Cash and due from banks	$1,086	$913
Interest-bearing deposits in banks	1,584	1,234
Taxable securities	6,508	5,164
Securities valuation account	(174)	(84)
Federal funds sold	967	695
Restricted equity securities	612	358
Loans (1)	96,390	65,192
Allowance for loan losses	(1,042)	(681)
Other assets	6,100	3,080

	$112,031	$75,871

Total interest-earning assets	$106,061	$72,643

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing demand	$4,889	$3,841
Interest-bearing demand and savings	12,407	6,195
Time	69,472	50,466

	86,768	60,502
Other borrowings	8,744	4,598
Other liabilities	804	383

	96,316	65,483
Stockholders’ equity	15,715	10,388

	$112,031	$75,871

Total interest-bearing liabilities	$90,623	$61,259

(1)	Nonaccrual loans included in average loans were $0 and $0 in 2006 and 2005, respectively.

Interest Income and Interest Expense

The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Years Ended December 31,
	2006		2005
	Interest	Average Rate	Interest	Average Rate
INTEREST INCOME:
Interest and fees on loans (1)	$7,959	8.26%	$4,421	6.78%
Interest on taxable securities	270	4.15	197	3.81
Interest on federal funds sold	48	4.96	21	3.02
Interest on deposits in banks	77	4.86	53	4.29
Interest on other investments	31	5.07	15	4.19

Total interest income	8,385	7.91%	4,707	6.48%

INTEREST EXPENSE:
Interest on interest-bearing demand deposits and savings	529	4.26%	116	1.87%
Interest on time deposits	3,355	4.83	1,709	3.39
Interest on other borrowings	436	4.99	160	3.48

Total interest expense	4,320	4.77%	1,985	3.24%

NET INTEREST INCOME	$4,065		$2,722

Net interest spread		3.14%		3.24%
Net yield on average interest-earning assets		3.83%		3.75%

(1)	Interest and fees on loans includes $227,000 and $92,000 of loan fee income for the years ended December 31, 2006 and 2005, respectively. Interest income recognized on nonaccrual loans during 2006 and 2005 was insignificant.

Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

	Year Ended December 31, 2006 vs. 2005
	Changes Due To:
	Rate	Volume	Net
	(Dollars in Thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$1,108	$2,430	$3,538
Interest on taxable securities	19	54	73
Interest on federal funds sold	17	10	27
Interest on deposits in banks and other	8	16	24
Interest on other investments	15	1	16

Total interest income	1,167	2,511	3,678

Expense from interest-bearing liabilities:
Interest on interest-bearing demand deposits and savings	231	182	413
Interest on time deposits	872	774	1,646
Interest on other borrowings	90	186	276

Total interest expense	1,193	1,142	2,335

Net interest income	$(26)	$1,369	$1,343

INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities held to maturity at December 31, 2006 and 2005 are summarized as follow:

	2006	2005
	(Dollars in Thousands)
State and county municipal bonds	$645	$212

The carrying amounts of securities available for sale at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
	(Dollars in Thousands)
Government sponsored agencies	$4,486	$3,468
Mortgage-backed securities	1,677	1,975

	$6,163	$5,443

Maturities

The amounts of debt securities, including the weighted average yield in each category as of December 31, 2006 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years. Restricted equity securities are not included in the table because they have no contractual maturity.

	One year or less		After one year through five years		After five years through ten years
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Government sponsored agencies	$989	3.85%	$2,504	4.41%	$993	5.50%
State and county municipal	0	0.00	193	3.34	202	3.86
Mortgage-backed securities	0	0.00	831	4.35	846	5.01

	$989		$3,528		$2,291

	After ten years		Total
	Amount	Yield(1)	Amount	Yield(1)
Government sponsored agencies	$0	0.00%	$4,486	4.53%
State and county municipal	250	3.00	645	3.70
Mortgage-backed securities	0	0.00	1,677	4.69

	$250		$6,808	4.49

(1)	The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

LOAN PORTFOLIO

Types of Loans

The amount of loans outstanding is shown in the following table according to the type of loan.

	2006	2005
	(Dollars in Thousands)
Commercial	$6,946	$3,735
Real estate-construction	25,002	12,318
Real estate-mortgage	12,847	10,456
Real estate-commercial	72,088	51,781
Consumer installment and other	2,109	1,912

	118,992	80,202
Deferred loan fees	(65)	(36)
Allowance for loan losses	(1,235)	(879)

Loans, net	$117,692	$79,287

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 2006 are shown in the following table according to contractual maturity classification one year or less, after one year through five years, and after five years.

(Dollars in Thousands)
Commercial and commercial real estate
One year or less	$50,077
After one year through five years	25,995
After five years	2,492

78,564

Construction
One year or less	22,600
After one year through five years	2,402
After five years	—

25,002

Other
One year or less	4,216
After one year through five years	5,615
After five years	5,595

15,426

$118,992

The following table summarizes loans at December 31, 2006 with the due dates after one year that have predetermined and floating or adjustable interest rates.

(Dollars in Thousands)
Predetermined interest rates	$31,808
Floating or adjustable interest rates	10,291

$42,099

Risk Elements

Information with respect to nonaccrual, past due, and restructured loans is as follows

December 31,
	2006	2005
(Dollars in Thousands)
Nonaccrual loans	$-0-	$-0-

Loans contractually past due ninety days or more as to interest or principal payments and still accruing	-0-	-0-

Restructured loans	-0-	-0-

Potential problem loans	-0-	-0-

Interest income that would have been recorded on nonaccrual and restructured loans under original terms	-0-	-0-

Interest income that was recorded on nonaccrual and restructured loans	-0-	-0-

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. The collection of interest becomes doubtful when there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected unless the loan is both well-secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which we are aware of any information that causes us to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes average loan balances for the year determined using the daily average balances during the period; changes in the allowance for loan losses arising from loans charged off and recoveries on loan previously charged off; additions to the allowance which have been charged to operating expense and the ratio of net charge-offs during the period to average loans.

	Years Ended December 31,
	2006	2005
	(Dollars in Thousands)
Average amount of loan outstanding	$96,390	$65,192

Balance of allowance for loan losses at beginning of year	$879	$548

Loans charged off Installment loans	(2)	(41)
Loans recovered Installment loans	2	1

Net charge-offs	—	(40)

Additions to allowance charged to operating expense during year	356	371

Balance of allowance for loan losses at end of year	$1,235	$879

Ratio of net loans charged off during the year to average loans outstanding	—%	.06%

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions that may affect the borrower’s ability to pay and the underlying collateral value of the loans. Please see a further discussion of our evaluation of the allowance for loan losses under the caption “Provision for Loan Losses, Net Charge-offs and Allowance for Loan Losses” included in this discussion. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

As of December 31, 2006 and 2005, our allocation of the allowance for loan losses does not specifically correspond to the categories of loans listed below. Based on our best estimate, the allocation for loan losses to type of loans, as of the indicated dates, is as follows:

	December 31, 2006		December 31, 2005
	Percent of loans in each category		Percent of loans in each category
	Amount	to total loans	Amount	to total loans
	(Dollars in Thousands)
Commercial	$74	6%	$44	5%
Real estate – construction	259	21	132	15
Real estate – mortgage	136	11	114	13
Real estate – commercial	741	60	563	64
Consumer installment	25	2	26	3

	$1,235	100%	$879	100%

DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits and savings deposits, and time deposits, for the period of operations is presented below.

	Years Ended December 31,
	2006 (1)		2005 (1)
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$4,889	—%	$3,841	—%
Interest-bearing demand deposits and savings	12,407	4.26	6,195	1.87
Time Deposits	69,472	4.83	50,466	3.39

	$86,768		$60,502

(1)	Average balances were determined using the daily average balances during the year.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2006 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

(Dollars in Thousands)
Three months or less	$8,230
Over three months through six months	8,447
Over six months through twelve months	11,315
Over twelve months	4,708

Total	$32,700

The Bank had brokered deposits of $9,354,000 and $10,251,000 at December 31, 2006 and 2005, respectively.

RETURN ON ASSETS AND STOCKHOLDERS’ EQUITY

The following rate of return information for the year indicated is presented below.

	Years Ended December 31,
	2006	2005
Return on assets (1)	0.65%	1.38%
Return on equity (2)	4.66%	10.07%
Dividend payout ratio (3)	—%	—%
Equity to assets ratio (4)	14.03%	13.69%

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share of common stock divided by net income per share.
(4)	Average equity divided by average total assets.

ITEM 7.	FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiary are included on Exhibit 99.1 of this Annual Report on Form 10-KSB:

Consolidated Balance Sheets - December 31, 2006 and 2005

Consolidated Statements of Income and Other Comprehensive Income – December 31, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity—Years Ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows – Years Ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The principal independent accountant of the Registrant has not resigned, declined to stand for re-election, or been dismissed during the two most recent fiscal years or any later interim period.

ITEM 8A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Principal Financial and Accounting Officer, of the design and operation of our disclosure controls and procedures.

Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer conclude that our disclosure controls and procedures are effective.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Code of Ethics

Upon written request, a copy of the Piedmont Community Bank Group, Inc. Code of Ethics shall be furnished to stockholders without charge. Please direct your written request to Julie Simmons, Piedmont Community Bank, PO Box 1669, Gray Georgia 31032.

The remaining information required by this Item is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 13.	EXHIBITS

Exhibit Number	Description
2.1	Merger Agreement and Plan of Reorganization dated April 26, 2006 by and among the Registrant, Piedmont Community Bank Group and PCB Interim Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K12G3, filed by the registrant with the Commission on February 8, 2007).

3.1	Articles of Incorporation of Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K12G3, filed by the registrant with the Commission on February 8, 2007).

3.2	Bylaws of Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K12G3, filed by the registrant with the Commission on February 8, 2007).

10.1	Employment Agreement with Mickey Parker dated February 16, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s 2005 Form 10-KSB).

10.2	Employment Agreement with Robert D. Hulsey, Jr. dated February 16, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s 2005 Form 10-KSB).

10.3	Employment Agreement with Julie Simmons dated February 16, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s 2005 Form 10-KSB).

10.4	Employment Agreement with Cole Davis dated June 13, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s 2005 Form 10-KSB).

10.5	Operating Agreement of Piedmont Community Mortgage, LLC dated May 26, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s 2004 Form 10-KSB).

11.1	Statement of Computation of Net Earnings Per Share.

24.1	Power of Attorney relating to this Form 10-KSB is set forth on the signature page of this Form 10-KSB.

31.1	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Registrant’s Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Chief Financial And Accounting Officer.

99.1	Consolidated Financial Statements

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	PIEDMONT COMMUNITY BANK GROUP, INC.

Date: March 30, 2007

	BY:	/s/ ROBERT D. HULSEY, JR.
ROBERT D. HULSEY, JR.
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert D. Hulsey, Jr., his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2007.

Signature	Title

/s/ Franklin J. Davis	Director
Franklin J. Davis

/s/ Robert D. Hulsey, Jr.	Director, Chief Executive Office
Robert D. Hulsey, Jr.

/s/ Christine A. Daniels	Director, Secretary
Christine A. Daniels

/s/ James R. Hawkins	Director
James R. Hawkins

/s/ Arthur Goolsby	Director
Arthur Goolsby

/s/ Mickey Parker	Director, President
Mickey Parker

/s/ Julie Simmons	Chief Financial Officer and Accounting Officer
Julie Simmons

/s/ Dr. John A. Hudson	Director, Chairman
Dr. John A. Hudson

/s/ Angela M. Tribble	Director
Angela M. Tribble

/s/ Zelma A. Redding	Director
Zelma A. Redding

/s/ Terrell L. Fulford	Director, Vice Chairman
Terrell L. Fulford

/s/ Robert C. McMahan	Director
Robert C. McMahan

/s/ Joseph S. Dumas	Director
Joseph S. Dumas

INDEX TO EXHIBITS

11.1	Statement of Computation of Net Earnings Per Share

31.1	Certifications of the Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Registrant’s Chief Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	18 U.S.C. Section 1350 Certifications of the Registrant’s Chief Executive Officer and Chief Financial and Accounting Officer

99.1	Consolidated Financial Statements