Form 10QSB
period 2007-03-31
Piedmont Community Bank Group, Inc.
filed 2007-05-14
CIK 1388337

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-52453

Piedmont Community Bank Group, Inc.

(Exact name of small business issuer as specified in its charter)

Georgia	20-8264706
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

110 Bill Conn Parkway, Gray, Georgia 31032

(Address of principal executive offices)

(478) 986-5900

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2007: 1,630,762 shares, no par value per share.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PIEDMONT COMMUNITY BANK GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PIEDMONT COMMUNITY BANK GROUP, INC.

Consolidated Balance Sheets

March 31, 2007 and December 31, 2006

ASSETS	March 31, 2007 (unaudited)	December 31, 2006 (audited)
Cash and due from banks	$1,117,165	$1,659,993
Interest bearing deposits in banks	6,452,632	1,584,000
Federal funds sold	4,446,000	3,762,000
Securities held to maturity, at cost (fair value of $1,490,847 and $636,543, respectively)	1,519,856	644,912
Securities available for sale, at fair value	8,675,819	6,162,724
Restricted equity securities, at cost	970,345	767,245
Loans, less allowance for loan losses of $1,372,044 and $1,235,044, respectively	131,072,755	117,692,476
Accrued interest receivable	1,591,437	1,376,236
Premises and equipment, net	6,893,341	6,831,779
Other assets	618,360	562,674

Total assets	$163,357,710	$141,044,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$6,195,935	$5,187,150
Interest-bearing	127,437,479	106,897,692

Total deposits	133,633,414	112,084,842
Accrued interest payable	997,965	941,498
Federal Home Loan Bank advances	12,100,000	9,100,000
Federal funds purchased	—	1,977,500
Other liabilities	291,721	789,275

Total liabilities	147,023,100	124,893,115

Stockholders’ equity:
Common stock (no par value, 2007),($5 par value, 2006) 10,000,000 shares authorized; 1,630,762 shares and 1,358,968 shares issued and outstanding, respectively	15,881,537	6,794,840
Capital surplus	—	9,017,451
Undivided profits	517,823	405,061
Accumulated other comprehensive loss	(64,750)	(66,428)

Total stockholders’ equity	16,334,610	16,150,924

Total liabilities and stockholders’ equity	$163,357,710	$141,044,039

See notes to unaudited consolidated financial statements.

PIEDMONT COMMUNITY BANK GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

For the Three Months Ended March 31, 2007 and 2006

(unaudited)

	March 31, 2007	March 31, 2006
Interest and dividend income:
Loans, including fees	$2,633,775	$1,620,214
Securities available for sale	85,286	56,064
Securities held to maturity	12,317	1,753
Interest-bearing deposits in banks	41,602	17,546
Federal funds sold	53,213	9,692
Dividends	9,553	5,689

	2,835,746	1,710,958

Interest expense:
Deposits	1,512,943	744,677
Other borrowings	105,660	77,181

	1,618,603	821,858

Net interest income	1,217,143	889,100
Provision for loan losses	137,000	119,082

Net interest income after provision for loan losses	1,080,143	770,018

Noninterest income:
Service charges on deposit accounts	28,326	20,186
Mortgage origination income	51,783	90,287
Other	14,719	12,200

	94,828	122,673

Noninterest expense:
Salaries and employee benefits	513,204	340,947
Equipment and occupancy	103,147	66,043
Other operating	317,727	187,087

	934,078	594,077

Income before provision for income taxes and minority interest in net loss of subsidiary	240,893	298,614
Provision for income taxes	128,131	112,840

Income before minority interest in net loss of subsidiary	112,762	185,774
Minority interest in net loss of subsidiary	—	298

Net income	112,762	186,072

Other comprehensive loss— Unrealized losses on securities available-for-sale arising during period, net of tax	(1,678)	(22,845)

Comprehensive income	$111,084	$163,227

Income per share:
Basic	$0.07	$0.11

Diluted	$0.07	$0.11

Cash dividends per share:	$—	$—

See notes to unaudited consolidated financial statements.

PIEDMONT COMMUNITY BANK GROUP, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006

(unaudited)

Cash flow from operating activities:	March 31, 2007	March 31, 2006
Net income	$112,762	$186,072
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	56,809	36,179
Provision for loan losses	137,000	119,082
Share based compensation expense	69,246	19,258
Deferred taxes	(65,081)	112,839
Increase in accrued interest receivable	(215,201)	(266,537)
Increase in accrued interest payable	56,467	129,495
Net other operating activities	(489,177)	(371,227)

Net cash flow used in operating activities	(337,175)	(34,839)

Cash flow from investing activities:
Net increase in loans	(13,517,279)	(10,601,945)
Net increase in interest-bearing deposits in banks	(4,868,632)	—
Net increase in federal funds sold	(684,000)	(392,000)
Purchases of restricted equity securities	(203,100)	(158,600)
Purchases of securities available for sale	(2,583,120)	(501,076)
Proceeds from maturities of securities available for sale	72,721	87,615
Purchases of securities held to maturity	(875,000)	—
Proceeds from maturities of securities held to maturity	56	—
Purchases of premises and equipment and software	(118,371)	(436,225)

Net cash flow used in investing activities	(22,776,725)	(12,002,231)

Cash flow from financing activities:
Net increase in deposits	21,548,572	9,397,141
Redemption of common stock	—	(44,226)
Net decrease in Federal funds purchased	(1,977,500)	—
Proceeds from Federal Home Loan Bank advances	3,000,000	2,700,000

Net cash flow provided by financing activities	22,571,072	12,052,915

Net increase (decrease) in cash and due from banks	(542,828)	15,845
Cash and due from banks at beginning of period	1,659,993	898,199

Cash and due from banks at end of period	$1,117,165	$914,044

Supplemental schedule of noncash investing and financing activities— Change in accumulated other comprehensive loss	$1,678	$(22,845)

Supplemental disclosures of cash flow information— Cash paid for:
Interest	$1,562,136	$692,363

Income taxes	$743,258	$—

See notes to unaudited consolidated financial statements.

PIEDMONT COMMUNITY BANK GROUP, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

Piedmont Community Bank Group, Inc. (the “Company”) is a one-bank holding company with respect to its wholly-owned subsidiary bank, Piedmont Community Bank (the “Bank”). The Company was organized on April 26, 2006 and consummated the acquisition of all of the outstanding common stock of the Bank in exchange for 1,358,968 shares of $5 par value common stock on February 7, 2007. The formation and reorganization was approved by the stockholders during the fourth quarter of 2006.

The Bank is a commercial bank headquartered in Gray, Jones County, Georgia. The Bank provides a full range of banking services in its primary market areas of Jones, Bibb, Monroe, Houston, Greene and the surrounding counties.

The accompanying consolidated financial statements of the Company are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

All significant intercompany transactions and balances have been eliminated in consolidation. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results for the interim period ended March 31, 2007.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	Stock Compensation Plan

During 2005, the Company adopted a Stock Option Plan (“Plan”). The Plan offers stock options to key employees and directors to encourage continued employment by facilitating their purchase of an equity interest in the Bank. The options granted under the Plan may either be incentive stock options or non-qualified stock options as specified in the option agreement. These options are granted at the discretion of the Board of Directors at an exercise price at least equal to the fair market value of the common stock on the date of the grant. The options have a term of ten years from the date of grant and vest ratably over varying vesting periods. A total of 383,502 shares have been reserved under the Plan. As of March 31, 2007, the Company had 380,704 options outstanding.

At March 31, 2007, the Company had a stock-based employee/director compensation plan which is more fully described in Note 10 of the consolidated financial statements in the Annual Report on Form 10-KSB for the year ended December 31, 2006. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The Company recorded stock based compensation expense of $69,246 and $19,258 for the three months ended March 31, 2007 and 2006, respectively.

At March 31, 2007, there was $538,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.9 years. Income tax benefits recognized for the three months ended March 31, 2007 and 2006 was $13,962 and $4,487, respectively.

The following table represents stock option activity for the three months ended March 31, 2007.

	Three Months Ended March 31, 2007
	Number	Weighted- Average Exercise Price
Balance, beginning of period	380,704	$11.68
Granted	—
Exercised	—
Forfeited/Expired

Balance, end of period	380,704	11.68

Exercisable, end of period	193,992	11.67

The aggregate intrinsic value of stock options outstanding and for those exercisable at March 31, 2007 was $444,000 and $230,000, respectively. These amounts change based on the fair market value of the Company’s stock.

3.	Earnings Per Common Share

SFAS No. 128, Earnings Per Share, establishes standards for computing and presenting basic and diluted earnings per share. In this regard, the Company is required to report earnings per common share with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants on the face of the statements of income. Earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. Additionally, the Company must reconcile the amounts used in the computation of both basic earnings per share and diluted earnings per share.

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended March 31,
	2007	2006
Basic earnings per share:
Weighted average common shares outstanding	1,630,762	1,631,183

Net income	$112,762	$186,072

Basic earnings per share	$0.07	$0.11

Diluted earnings per share:
Weighted average common shares outstanding	1,630,762	1,631,183
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	32,736	—

Total weighted average common shares and common stock equivalents outstanding	1,663,498	1,631,183

Net income	$112,762	186,072

Diluted earnings per share	$0.07	$0.11

4.	Loans

The composition of loans is summarized as follows:

	March 31, 2007	December 31, 2006
Commercial	$8,743,452	$6,946,346
Real estate – construction	31,615,975	25,002,006
Real estate – mortgage	13,929,319	12,846,584
Real estate – commercial	76,098,814	72,088,049
Consumer installment and other	2,166,928	2,108,892

	132,554,488	118,991,877
Deferred loan fees	(109,689)	(64,357)
Allowance for loan losses	(1,372,044)	(1,235,044)
Loans, net	$131,072,755	$117,692,476

5.	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years after November 15, 2007. The adoption of this standard is not expected to have a material impact on the financial condition or the results of operations of the Company and the Company did not early implement.

6.	Other

On July 12, 2006, the Bank consummated the acquisition of a building and real estate from Colonial Bank, N.A. for $975,000. Approximately $250,000 to $300,000 will be spent on renovations to the facility. We intend to open a full service branch at this location during the second quarter of 2007. The property is located in Macon, Bibb County, Georgia.

The Bank expects to open a full service branch at Lake Oconee in May 2007 and construction is planned to begin in late 2007 to early 2008 for offices in Houston and Monroe Counties.

7.	Subsequent Event

On April 19, 2007, the Board of Directors of Piedmont Community Bank Group, Inc. declared a 1.2 for 1 stock split payable on May 10, 2007 to shareholders of record as of April 30, 2007. As part of the split, each shareholder will receive an additional one share of common stock for each five shares of common stock currently owned. All per share amounts in all periods have been retroactively adjusted for this split as if it occurred in the first period presented.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following is our discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.

Forward Looking Statements

Certain of the statements made herein under the caption “Management’s Discussion and Analysis or Plan of Operations” (“MD&A”) are forward-looking statements for purposes of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” or “intend,” or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic conditions;
•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;
•	the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•

the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet;

•	changes occurring in business conditions and inflation;
•	changes in monetary and tax policies;
•	changes in technology;
•	changes in accounting policies, rules and practices;
•	the level of allowance for loan loss;
•	the rate of delinquencies and amounts of charge-offs;
•	the rates of loan growth;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	changes in the securities market; and
•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Introduction

Through our bank subsidiary we perform banking services customary for full service banks of similar size and character. The Bank offers personal and business checking accounts, interest-bearing checking accounts, savings accounts and various types of certificates of deposit. The Bank also offers commercial loans, installment and other consumer loans, home equity loans, home equity lines of credit, construction loans and mortgage loans. In addition, the Bank provides such services as official bank checks and traveler’s checks, direct deposit and United States Savings Bonds. The Bank provides other customary banking services including ATM services, safe deposit facilities, money transfers, and individual retirement accounts.

Overview

Management continuously monitors the financial condition of the Bank in order to protect depositors, increase undivided profits and protect current and future earnings. Further discussion of significant items affecting our financial condition are discussed in detail below.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2006 as filed in our annual report on Form 10-KSB.

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

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses asset quality for a description of our processes and methodology for determining our allowance for loan losses.

Asset Quality

A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. Our directive in this regard is carried out through our policies and procedures for extending credit to our customers. The goal and result of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition. Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and assessment of present and anticipated economic conditions.

The allowance for loan losses increased by $137,000 for the first quarter of 2007 as compared to an increase of $119,082 for the first quarter of 2006. The amounts provided are due primarily to loan growth and our assessment of inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.04% at both March 31, 2007 and December 31, 2006. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, concentrations and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses, and may require us to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower that the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Information with respect to nonaccrual, past due and restructured loans is as follows:

March 31,
	2007	2006
(Dollars in Thousands)

Nonaccrual loans	$—	$—
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	—	—
Restructured loans	—	—
Potential problem loans	12	53
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	—	—
Interest income that was recorded on nonaccrual and restructured loans	—	—

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. We will generally discontinue the accrual of interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data is as follows:

	March 31,
	2007	2006
	(Dollars in Thousands)

Average amount of loans outstanding	$124,451	$84,714

Balance of allowance for loan losses at beginning of period	$1,235	$879

Loans charged off:
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	—	—

	—	—

Loans recovered:
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	—	1

	—	1

Net (charge-offs) recoveries	—	1

Additions to allowance charged to operating expense during period	137	119

Balance of allowance for loan losses at end of period	$1,372	$999

Ratio of net loans charged off during the period to average loans outstanding/(recoveries)	0.000%	-0.001%

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and our ability to meet those needs. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, we maintain relationships with correspondent banks, which could provide funds to us on short notice, if needed. At March 31, 2007, we had no Federal Funds purchased.

Our liquidity and capital resources are monitored daily by management and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, our liquidity ratios at March 31, 2007 were considered satisfactory. At that date, our short-term investments and available Federal Funding were adequate to cover any reasonably anticipated immediate need for funds. At March 31, 2007, we had unused available Federal Fund lines of $7,650,000. We are aware of no events or trends likely to result in a material change in liquidity.

Our consolidated financial statements, as of March 31, 2007, evidenced an increased liquidity position as total cash and cash equivalents amounted to $5,198,797 representing 3.18% of total assets. Investment securities available for sale amounted to $8,675,819 and interest bearing deposits in banks amounted to $2,371,000, representing 5.3% and 1.5% of total assets, respectively. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities is a source of liquidity. For the three-month period ended March 31, 2007, total deposits increased from $112.0 million at December 31, 2006 to $133.6 million at March 31, 2007. Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. The table below illustrates our regulatory capital ratios at March 31, 2007.

	Company	Bank	Minimum Regulatory Requirement
Leverage capital ratios	10.26%	10.25%	4.00%
Risk-based capital ratios:
Tier I capital	10.98%	10.97%	4.00%
Total capital	11.90%	11.89%	8.00%

Off-Balance Sheet Risk

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

March 31, 2007
Commitments to extend credit	$36,915,000
Letters of credit	20,000

$36,935,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which we deem necessary.

Financial Condition

Our total assets grew by 15.8% for the first three months of 2007. Deposit growth of $21.5 million and additional FHLB borrowings of $3 million were used to fund net loan growth of $13.4 million and a growth in securities available for sale of $2.5 million. Loan demand continues to be strong in our primary market areas of Jones, Houston, Bibb, Monroe and Greene County, Georgia and surrounding counties. Our loan to deposit ratio has decreased from December 31, 2006 of 106% to approximately 99% as of March 31, 2007. Stockholders’ equity has increased by $183,686 due to net income of $112,762 and recognition of stock based employee compensation cost of $69,246.

Results of Operations For The Three Months Ended March 31, 2007 and 2006

Net Interest Income

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses. Because interest rates are largely determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets. Our net interest margin was 3.47% for the three months ended March 31, 2007, compared to 3.82% for the same period in 2006, a decrease of 35 basis points. The increase in net interest income is due primarily to the increased volume of average loans outstanding. Our cost of funds increased to 4.97% for the first three months of 2007 as compared to 4.61% for the first three months of 2006. We continue to experience growth in loans and deposits while maintaining our competitive pricing.

Other Income

Other income decreased by approximately $28,000 for the first quarter of 2007 as compared to the first quarter of 2006. A decrease in mortgage origination income accounted for the majority of the year-to-date decrease in other income.

Other Expenses

Other expenses increased by approximately $340,000 or 57.2% for the three months ended March 31, 2007 compared to the same period in 2006. The increase is due primarily to an increase in salaries and employee benefits expense of $172,000 and net equipment and occupancy expenses increase of $37,000. The salary and employee benefit and net equipment and occupancy expense increases were due to an increase in the number of full time equivalent employees, other salary increases and other occupancy costs associated with the opening of our Bass Road location. Other operating expenses increased by $131,000 for the three months ended March 31, 2007 as compared to the same period in 2006. This increase was primarily due to increases in stationery and other office supplies, data processing and director and committee expenses of $6,000, $13,000 and $21,000, respectively. In addition, telephone, insurance and closing costs increased $9,000, $5,000 and $9,000, respectively. Other overall increases occurred due to the opening of our Bass Road location.

Income Taxes

We recorded a provision for income taxes of $128,131 for the three months ended March 31, 2007. This represents 53.2% of income before provision for income taxes for the three months ended March 31, 2007. The increase in the effective tax rate and provision for income taxes for the three months ended March 31, 2007 includes an adjustment of $32,945 related to the prior year. For the three months ended March 31, 2006 we recorded a provision for income taxes of $112,840, representing 37.8% of income before provision for income taxes for the three months ended March 31, 2006.

Regulatory Matters

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

We are not aware of any current recommendation by our regulatory authorities which, if implemented, would have a material effect on our liquidity, capital resources, or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company required to be included in our periodic Securities and Exchange Commission filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	OTHER INFORMATION

None

ITEM 5.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIEDMONT COMMUNITY BANK GROUP, INC.
(Registrant)

May 14, 2007	/s/ Drew Hulsey
Date	Drew Hulsey, C.E.O. (Principal Executive Officer)

May 14, 2007	/s/ Julie Simmons
Date	Julie Simmons, C.F.O. (Principal Financial and Accounting Officer)