Form 10QSB
period 2007-06-30
Piedmont Community Bank Group, Inc.
filed 2007-08-14
CIK 1388337

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2007:1,630,734 shares, no par value per share.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PIEDMONT COMMUNITY BANK GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

PIEDMONT COMMUNITY BANK GROUP, INC.

Consolidated Balance Sheets

June 30, 2007 and December 31, 2006

	June 30, 2007 (unaudited)	December 31, 2006
ASSETS
Cash and due from banks	$5,802,021	$1,659,993
Interest bearing deposits in banks	3,107,738	1,584,000
Federal funds sold	21,000	3,762,000
Securities held to maturity, at cost (fair value of $1,496,359 and $636,543, respectively)	1,519,794	644,912
Securities available for sale, at fair value	8,968,559	6,162,724
Restricted equity securities, at cost	1,015,345	767,245
Loans, less allowance for loan losses of $1,553,044 and $1,235,044, Respectively	147,820,188	117,692,476
Accrued interest receivable	1,647,918	1,376,236
Premises and equipment, net	7,423,781	6,831,779
Other assets	650,339	562,674

Total assets	$177,976,683	$141,044,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$7,176,474	$5,187,150
Interest-bearing	138,037,230	106,897,692

Total deposits	145,213,704	112,084,842
Accrued interest payable	895,931	941,498
Federal Home Loan Bank advances	13,100,000	9,100,000
Federal funds purchased	2,062,000	1,977,500
Other liabilities	186,185	789,275

Total liabilities	161,457,820	124,893,115

Stockholders’ equity:
Common stock (no par value, 2007), ($5 par value, 2006) 10,000,000 shares authorized; 1,630,734 shares, and 1,358,968 shares issued and outstanding, respectively	15,950,782	6,794,840
Capital surplus	—	9,017,451
Undivided profits	695,832	405,061
Accumulated other comprehensive loss	(127,751)	(66,428)

Total stockholders’ equity	16,518,863	16,150,924

Total liabilities and stockholders’ equity	$177,976,683	$141,044,039

See accompanying notes to unaudited consolidated financial statements

PIEDMONT COMMUNITY BANK GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

For the Three and Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Interest and dividend income:
Loans, including loan fees	$3,070,367	$1,884,776	$5,704,142	$3,504,990
Securities available for sale	105,867	63,331	191,153	119,395
Securities held to maturity	14,643	2,525	26,960	4,278
Interest bearing deposits in banks	49,474	18,493	91,076	36,039
Federal funds sold	6,629	9,670	59,842	19,362
Dividends	12,432	7,885	21,985	13,574

	3,259,412	1,986,680	6,095,158	3,697,638

Interest expense:
Deposits	1,727,308	883,675	3,240,251	1,628,352
Other borrowings	139,353	112,752	245,013	189,933

	1,866,661	996,427	3,485,264	1,818,285

Net interest income	1,392,751	990,253	2,609,894	1,879,353
Provision for loan losses	181,000	56,190	318,000	175,272

Net interest income after provision for loan losses	1,211,751	934,063	2,291,894	1,704,081

Noninterest income:
Service charges on deposit accounts	23,360	22,805	51,686	42,991
Mortgage origination income	39,533	89,361	91,316	179,648
Other	11,068	9,310	25,787	21,510

	73,961	121,476	168,789	244,149

Noninterest expense:
Salaries and employee benefits	540,834	433,900	1,054,038	774,847
Equipment and occupancy	115,148	71,160	218,295	137,203
Other operating	343,896	209,841	661,623	396,928

	999,878	714,901	1,933,956	1,308,978

Income before provision for income taxes and minority interest in net income of subsidiary	285,834	340,638	526,727	639,252
Provision for income taxes	107,400	99,029	235,531	211,869

Income before minority interest in net income of subsidiary	178,434	241,609	291,196	427,383
Minority interest in net income of subsidiary	—	(6,526)	—	(6,228)

Net income	178,434	235,083	291,196	421,155
Other comprehensive loss
Unrealized losses on securities available for sale arising during the period, net of tax	(63,001)	(42,272)	(61,323)	(65,117)

Comprehensive income	$115,433	$192,811	$229,873	$356,038

See accompanying notes to unaudited consolidated financial statements.

PIEDMONT COMMUNITY BANK GROUP, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

	June 30, 2007	June 30, 2006
Cash Flow from operating activities:
Net Income	$291,196	$421,155
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	136,252	76,359
Provision for loan losses	318,000	175,272
Share based compensation cost	138,491	129,475
Increase in accrued interest receivable	(271,682)	(238,681)
Increase (decrease) in accrued interest payable	(45,567)	226,678
Net other operating activities	(653,565)	(147,731)

Net cash flow provided by (used in) operating activities	(86,875)	642,527

Cash Flow from investing activities:
Net increase in loans	(30,445,712)	(15,729,417)
Net decrease in federal funds sold	3,741,000	180,000
Net increase in interest–bearing deposits in banks	(1,523,738)	—
Purchase of restricted equity securities	(248,100)	(221,600)
Purchase of securities available for sale	(3,083,120)	(1,001,529)
Proceeds from maturities of securities available for sale	—	160,558
Purchases of securities held to maturity	(875,000)	(201,777)
Proceeds from maturities, calls & paydowns of securities	175,194	—
Purchases of premises and equipment	(724,558)	(1,047,649)

Net cash flow used in investing activities	(32,984,034)	(17,861,414)

Cash Flow from financing activities:
Net increase in deposits	33,128,862	13,545,061
Redemption of common stock	—	(44,226)
Payment of dividends on fractional shares	(425)	—
Net increase in federal funds purchased	84,500	—
Proceeds from Federal Home Loan Bank advances	4,000,000	4,100,000

Net cash flow provided by financing activities	37,212,937	17,600,835

Net increase in cash and due from banks	4,142,028	381,948
Cash and due from banks at beginning of period	1,659,993	898,199

Cash and due from banks at end of period	$5,802,021	$1,280,147

Supplemental disclosures for cash flow information-Cash paid for:
Interest	$3,530,831	$1,591,607

Income taxes	$450,000	$—

See accompanying notes to unaudited consolidated financial statements

PIEDMONT COMMUNITY BANK GROUP, INC.

Notes to Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

Piedmont Community Bank Group, Inc. (the “Company”) is a one-bank holding company with respect to its wholly-owned subsidiary bank, Piedmont Community Bank (the “Bank”). The Company was organized on April 26, 2006 and consummated the acquisition of all of the outstanding common stock of the Bank in exchange for 1,358,968 shares of no par value common stock on February 7, 2007. In accounting for the transaction, the $5 par value common stock of the Bank became no par value common stock of the holding company. The formation and reorganization was approved by the stockholders during the fourth quarter of 2006.

The mortgage company was dissolved and merged into the bank in 2006.

The Bank is a commercial bank headquartered in Gray, Jones County, Georgia. The Bank provides a full range of banking services in its primary market areas of Jones, Bibb, Monroe, Houston, Greene and the surrounding counties.

The accompanying consolidated financial statements of the Company are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

All significant intercompany transactions and balances have been eliminated in consolidation. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations for the interim periods ended June 30, 2007.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts. Actual results could differ from those estimates. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	Stock Compensation Plan

At June 30, 2007, the Company had a stock-based employee/director compensation plan which is more fully described in Note 1 of the consolidated financial statements in the Annual Report on Form 10-KSB for the year ended December 31, 2006. As of June 30, 2007, the Company had 380,705 options outstanding.

The Company recorded stock based compensation expense of $138,491 and $129,475 for the six months ended June 30, 2007 and 2006, respectively.

At June 30, 2007, there was $468,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.6 years. No options have been granted or exercised in 2007. For the six months ended June 30, 2006, 200,032 options were granted with a weighted-average exercise price of $14.00 per share and a weighted-average grant date fair value of $3.66 per option.

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

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30,2006	June 30, 2007	June 30, 2006
Basic earnings per share:
Weighted average common shares outstanding	1,630,734	1,630,762	1,630,753	1,630,972

Net income	$178,434	$235,083	$291,196	$421,155

Basic earnings per share	$0.11	$0.14	$0.18	$0.26

Diluted earnings per share:
Weighted average common shares outstanding	1,630,734	1,630,762	1,630,753	1,630,972
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	33,934	14,612	34,946	14,612

Total weighted average common shares and common stock equivalents outstanding	1,664,668	1,645,374	1,665,700	1,645,584

Net income	$178,434	$235,083	$291,196	$421,155

Diluted earnings per share	$0.11	$0.14	$0.17	$0.26

4.	Loans

The composition of loans is summarized as follows:

	June 30, 2007	December 31, 2006
Commercial	$13,971,341	$6,946,346
Real estate – construction	37,456,479	25,002,006
Real estate – mortgage	14,562,410	12,846,584
Real estate – commercial	81,204,879	72,088,049
Consumer installment and other	2,270,720	2,108,892

	149,465,829	118,991,877
Deferred loan fees	(92,597)	(64,357)
Allowance for loan losses	(1,553,044)	(1,235,044)

Loans, net	$147,820,188	$117,692,476

5.	Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 provides detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in the financial statements. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement. Any difference between the tax position taken in the tax return and the tax position recognized in the financial statements using the criteria above results in the recognition of a liability in the financial statements for the unrecognized benefit. Similarly, if a tax position fails to meet the more-likely-than-not recognition threshold, the benefit taken in a tax return will also result in the recognition of a liability in the financial statements for the full amount of the unrecognized benefit. The new interpretation was effective for the Company for the six months ended June 30, 2007. The adoption of this new accounting principle did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for the fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not anticipate the adoption of this new accounting principle to have a material effect on its financial position, results of operations, or cash flows.

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

Item 2.	Management's Discussion and Analysis or Plan of Operations

The following is our discussion and analysis of certain significant factors which have affected the Company’s financial position and operating results during the periods included in the accompanying consolidated financial statements.

Forward Looking Statements

Certain of the statements made herein are forward-looking statements for purposes of the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” or “intend,” or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

Overview

Management continuously monitors the financial condition of the Bank in order to protect depositors, increase undivided profits and protect current and future earnings. Further discussion of significant items affecting the Bank's financial condition is discussed in detail below.

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

Asset Quality

A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. Our directive in this regard is carried out through our policies and procedures for extending credit to our customers. The goal and result of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition. Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the allowance for loan losses is determined by an evaluation of the level of loans outstanding, the level of non- performing loans, historical loan loss experience, delinquency trends, the amount of actual losses charged to the allowance in a given period, and assessment of present economic conditions.

The allowance for loan losses increased by $181,000 and $318,000 for the second quarter and the first six months of 2007, respectively as compared to an increase of $56,429 and $176,840 for the second quarter and the first six months of 2006, respectively. The amounts provided are due primarily to loan growth and our assessment of inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.04% at June 30, 2007 and December 31, 2006. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible.

The allowance for loan losses is established and adjusted through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, concentrations and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses, and may require us to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows, collateral value, or observable market price, of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Information with respect to nonaccrual, past due and restructured loans is as follows:

	June 30,
	2007	2006
	(Dollars in Thousands)
Nonaccrual loans	$—	$2
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	—	—
Restructured loans	—	—
Potential problem loans	60	11
Interest income that would have been recorded on non-accrual and restructured loans under original terms	—	—
Interest income that was recorded on nonaccrual and restructured loans	—	—

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

Information regarding certain loans and allowance for loan loss data is as follows:

	Six Months Ended June 30,
	2007	2006
	(Dollars in Thousands)
Average amount of loans outstanding	$133,513	$88,913

Balance of allowance for loan losses at beginning of period	1,235	879

Loans charged off:
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	—	—

Loans recovered:
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	—	2

Net recoveries (charge-offs)	—	2

Additions to allowance charged to operating expense during period	318	175

Balance of allowance for loan losses at end of period	$1,553	$1,056

Ratio of net loan charge-offs (recoveries) during the period to average loans outstanding	0.000%	(0.002)%

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and our ability to meet those needs. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, we maintain relationships with correspondent banks, which could provide funds to the Bank on short notice, if needed. At June 30, 2007 and December 31, 2006 we had $2,062,000 and $1,977,500, respectively, in Federal Funds purchased.

Our liquidity and capital resources are monitored daily by management and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, our liquidity ratio at June 30, 2007 was considered satisfactory. At that date, our short-term investments and available Federal Funding were adequate to cover any reasonably anticipated immediate need for funds. At June 30, 2007, we had unused available Federal Fund lines of $10,438,000 and unused Federal Home Loan Bank borrowing capacity of approximately $584,619. We are not aware of any events or trends likely to result in a material change in liquidity.

Our consolidated financial statements, as of June 30, 2007, evidenced an increased liquidity position as total cash and due from banks amounted to $5,802,021 representing 3.26% of total assets as compared to 1.18% as of December 31, 2006. Investment securities available for sale amounted to $8,968,559 and interest bearing deposits in banks amounted to $3,107,738, representing 5.04% and 1.75% of total assets, respectively. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities is a source of liquidity. For the six-month period ended June 30, 2007, total deposits increased from $112.1 million at December 31, 2006 to $145.2 million at June 30, 2007. Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. The table below illustrates our regulatory capital ratios at June 30, 2007.

	Bank	Minimum Regulatory Requirement
Leverage capital ratio	9.44%	4.00%
Risk-based capital ratios:
Tier 1 capital	10.00%	4.00%
Total capital	10.93%	8.00%

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

June 30, 2007
Commitments to extend credit	$34,817,000
Letters of credit	20,000

$34,837,000

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

Financial Condition

Our total assets grew by 26.19% for the first six months of 2007. Deposit growth of $33.1 million and additional FHLB borrowings of $4 million were used to fund net loan growth of almost $30.1 million. Loan demand continues to be strong in our primary market areas of Jones, Baldwin, Bibb, Monroe, Houston, Greene and Putnam counties. Our loan to deposit ratio has decreased from 106.2% as of December 31, 2006 to approximately 102.9% as of June 30, 2007 as we have utilized available other borrowings to supplement the funding of our loan growth. Stockholders’ equity has increased by $367,939 primarily due to net income of $291,196 and recognition of stock based employee compensation cost of $138,491 offset somewhat by increases in unrealized losses on investment securities of $61,323.

Results of Operations For The Three and Six Months Ended June 30, 2007 and 2006

Net Interest Income

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets. The increase in net interest income is due primarily to the increased volume of average loans outstanding. Our net interest margin was 3.49% for the six months ended June 30, 2007, compared to 3.88% for the same period in 2006, a decrease of 39 basis points. Our yield on interest-earning assets was 8.14% for the first six months of 2007 as compared to 7.62% for the first six months of 2006, an increase of 52 basis points. Our cost of funds increased to 4.98% for the first six months of 2007 as compared to 4.22% for the first six months of 2006, an increase of 76 basis points. We continue to experience growth in loans and deposits while maintaining relatively competitive pricing.

Provisions for Loan Losses

The allowance for loan losses increased $318,000 from $1,235,044 as of December 31, 2006 to $1,553,044 as of June 30, 2007. The increase is due to provisions recorded in the first six months of 2007 from the increase in loan volume. There were no charge-offs or recoveries in the first six months of 2007.

Noninterest Income

Noninterest income decreased by approximately $47,515 and $75,360 for the second quarter and the first six months of 2007, respectively, as compared to the same periods in 2006. Decreases in mortgage origination income accounted for the majority of the quarter and year-to-date decreases in noninterest income and was due to a slowdown in the residential housing market during the first six months of 2007. The increase in other components of noninterest income is attributable to our overall growth in deposits and branch expansion.

Noninterest Expenses

Noninterest expenses increased by approximately $284,977 or 39.86% for the three months ended June 30, 2007 compared to the same period in 2006. The increase is due largely to an increase in salaries and employee benefits expense of $106,934 associated with the opening of the Bass Road, Forsyth Road and Lake Oconee locations and normal increases in salaries and benefits. Net equipment and occupancy expenses and other operating expense increased $43,988 and $134,055, respectively, for the three month period due to opening new branches. Noninterest expenses increased by $624,978 or 47.75% for the six months ended June 30, 2007 compared to the same period in 2006. The increase consists of increases in salaries and employee benefits expense of $279,191, net occupancy and equipment expenses of $81,092 and other operating expenses of $264,695. The salary and employee benefit increases were due to an increase in the number of full time equivalent employees which increased from 25 at June 30, 2006 to 36 at June 30, 2007, in addition to normal increases in salaries and benefits. The increases in other operating expenses were primarily attributable to growth and expenses related to the opening of our new branches in the past year.

Income Taxes

We have recorded a provision for income taxes of $107,400 and $235,531 for the three and six months ended June 30, 2007, respectively. This represents 37.57% and 44.72% of income before provision for income taxes for the three and six months ended June 30, 2007, respectively. The comparable effective tax rates for the same periods in 2006 were 29.07% and 33.14%, respectively. The increase in the effective tax rate and provision for income taxes for the six months ended June 30, 2007 includes an adjustment of $32,945 related to the prior year.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934. We are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no changes in our internal control over financial reporting during the second quarter 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 31, 2007. At the meeting, there was one item requiring a stockholder vote. This item was the election of Class I Directors to serve a three-year term, expiring in 2010. The results of the election were as follows:

Director	Votes “For”	Votes “Against”	Votes “Abstained” or Broker Nonvotes
Arthur J. Goolsby	846,207	0	0
Dr. John Hudson	846,207	0	0
Robert C. McMahan	846,207	0	0
Mickey C. Parker	842,057	4,150	0

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIEDMONT COMMUNITY BANK GROUP, INC.
(Registrant)

August 14, 2007	/s/ Drew Hulsey
Date	Drew Hulsey, C.E.O.
(Principal Executive Officer)

August 14, 2007	/s/ Julie Simmons
Date	Julie Simmons, C.F.O.
(Principal Financial and Accounting Officer)