Form 10QSB
period 2007-09-30
Piedmont Community Bank Group, Inc.
filed 2007-11-14
CIK 1388337

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2007:1,630,734 shares, no par value per share.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PIEDMONT COMMUNITY BANK GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PIEDMONT COMMUNITY BANK GROUP, INC.

Consolidated Balance Sheets

September 30, 2007 and December 31, 2006

	September 30, 2007 (unaudited)	December 31, 2006
ASSETS
Cash and due from banks	$1,382,301	1,659,993
Interest bearing deposits in banks	2,932,585	1,584,000
Federal funds sold	2,528,000	3,762,000
Securities held to maturity, at cost (fair value of $1,992,848 and $636,543, respectively)	2,019,737	644,912
Securities available for sale, at fair value	10,001,479	6,162,724
Restricted equity securities, at cost	1,015,345	767,245
Loans, less allowance for loan losses of $1,687,644 and $1,235,044, Respectively	159,500,318	117,692,476
Accrued interest receivable	1,992,405	1,376,236
Premises and equipment, net	7,568,640	6,831,779
Other assets	767,875	562,674

Total assets	$189,708,685	141,044,039

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	5,858,607	$5,187,150
Interest-bearing	152,568,147	106,897,692

Total deposits	158,426,754	112,084,842
Accrued interest payable	1,072,471	941,498
Federal Home Loan Bank advances	13,100,000	9,100,000
Federal funds purchased	—	1,977,500
Other liabilities	215,780	789,275

Total liabilities	172,815,005	124,893,115

Stockholders’ equity:
Common stock (no par value, 2007), ($5 par value, 2006) 10,000,000 shares authorized; 1,630,734 shares, and 1,358,968 shares issued and outstanding, respectively	16,020,029	6,794,840
Capital surplus	—	9,017,451
Undivided profits	925,586	405,061
Accumulated other comprehensive loss	(51,935)	(66,428)

Total stockholders’ equity	16,893,680	16,150,924

Total liabilities and stockholders’ equity	$189,708,685	141,044,039

See accompanying notes to unaudited consolidated financial statements

PIEDMONT COMMUNITY BANK GROUP, INC.

Consolidated Statements of Income and Comprehensive Income

For the Three and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Interest and dividend income:
Loans, including loan fees	$3,450,139	$2,065,211	$9,154,281	$5,570,201
Securities available for sale	115,748	67,758	306,901	187,153
Securities held to maturity	16,549	3,699	43,509	7,977
Interest bearing deposits in banks	36,094	17,719	127,170	53,758
Federal funds sold	49,021	11,199	108,863	30,561
Dividends	13,125	8,853	35,110	22,427

	3,680,676	2,174,439	9,775,834	5,872,077

Interest expense:
Deposits	1,981,608	1,042,140	5,221,859	2,670,492
Other borrowings	146,236	127,758	391,249	317,691

	2,127,844	1,169,898	5,613,108	2,988,183

Net interest income	1,552,832	1,004,541	4,162,726	2,883,894
Provision for loan losses	134,600	59,500	452,600	234,772

Net interest income after provision for loan losses	1,418,232	945,041	3,710,126	2,649,122

Noninterest income:
Service charges on deposit accounts	27,170	21,438	78,856	64,429
Mortgage origination income	36,121	59,645	127,437	239,293
Other	13,964	9,898	39,751	31,408

	77,255	90,981	246,044	335,130

Noninterest expense:
Salaries and employee benefits	570,261	429,525	1,624,299	1,204,372
Equipment and occupancy	114,946	101,100	333,241	238,303
Other operating	427,881	262,462	1,089,504	659,390

	1,113,088	793,087	3,047,044	2,102,065

Income before provision for income taxes and minority interest in net (income) loss of subsidiary	382,399	242,935	909,126	882,187
Provision for income taxes	152,646	76,086	388,177	287,955

Income before minority interest in net (income) loss of subsidiary	229,753	166,849	520,949	594,232
Minority interest in net (income) loss of subsidiary	—	4,487	—	(1,741)

Net income	229,753	171,336	520,949	592,491
Other comprehensive income:
Unrealized gains on securities available for sale arising during the period, net of tax	75,816	78,127	14,493	13,010

Comprehensive income	$305,569	$249,463	$535,442	$605,501

See accompanying notes to unaudited consolidated financial statements.

PIEDMONT COMMUNITY BANK GROUP, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	September 30, 2007	September 30, 2006
Cash Flow from operating activities:
Net Income	$520,949	592,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	214,025	128,958
Provision for loan losses	452,600	234,772
Share based compensation cost	207,738	209,580
Increase in accrued interest receivable	(616,169)	(538,620)
Increase in accrued interest payable	130,973	377,995
Net other operating activities	(786,161)	(23,252)

Net cash flow provided by operating activities	123,955	981,924

Cash Flow from investing activities:
Net increase in loans	(42,260,442)	(21,022,899)
Net decrease in federal funds sold	1,234,000	—
Net increase in interest–bearing deposits in banks	(1,348,585)	(1,895,000)
Purchase of restricted equity securities	(248,100)	(393,545)
Purchase of securities available for sale	(4,497,327)	(1,001,529)
Proceeds from maturities, calls & paydowns of securities available for sale	675,194	248,193
Purchases of securities held to maturity	(1,375,000)	(451,723)
Purchases of premises and equipment	(945,374)	(2,738,953)

Net cash flow used in investing activities	(48,765,634)	(27,255,456)

Cash Flow from financing activities:
Net increase in deposits	46,341,912	22,713,275
Redemption of common stock	—	(44,226)
Payment of dividends on fractional shares	(425)	—
Net decrease in federal funds purchased	(1,977,500)	—
Proceeds from Federal Home Loan Bank advances	4,000,000	5,100,000
Repayment of Federal Home Loan Bank advances	—	(1,000,000)

Net cash flow provided by financing activities	48,363,987	26,769,049

Net increase (decrease) in cash and due from banks	(277,692)	495,517
Cash and due from banks at beginning of period	1,659,993	898,199

Cash and due from banks at end of period	$1,382,301	1,393,716

Supplemental disclosures for cash flow information-
Cash paid for:
Interest	$5,482,135	2,610,188

Income taxes	$468,000	3,200

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

The accompanying consolidated financial statements of the Company are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

All significant intercompany transactions and balances have been eliminated in consolidation. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2007.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts. Actual results could differ from those estimates. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

2.	Stock Compensation Plan

At September 30, 2007, the Company had a stock-based employee/director compensation plan which is more fully described in Note 10 of the consolidated financial statements in the Annual Report on Form 10-KSB for the year ended December 31, 2006. As of September 30, 2007, the Company had 380,705 options outstanding.

The Company recorded stock based compensation expense of $208,000 and $209,000 for the nine months ended September 30, 2007 and 2006, respectively.

At September 30, 2007, there was $399,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.4 years. No options have been granted or exercised in 2007. For the nine months ended September 30, 2006, 240,038 options were granted with a weighted-average exercise price of $11.67 per share and a weighted-average grant date fair value of $3.05 per option.

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

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Basic earnings per share:
Weighted average common shares outstanding	1,630,734	1,630,762	1,630,747	1,630,901

Net income	229,753	171,336	520,949	592,491

Basic earnings per share	0.14	0.11	0.32	0.36

Diluted earnings per share:
Weighted average common shares outstanding	1,630,734	1,630,762	1,630,734	1,630,901
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	33,934	52,547	34,946	33,329

Total weighted average common shares and common stock equivalents outstanding	1,664,668	1,683,309	1,665,693	1,664,230

Net income	229,753	171,336	520,949	592,491

Diluted earnings per share	0.14	0.10	0.31	0.36

4.	Loans

The composition of loans is summarized as follows:

	September 30, 2007	December 31, 2006
Commercial	$16,658,264	$6,946,346
Real estate – construction	36,906,887	25,002,006
Real estate – mortgage	16,376,159	12,846,584
Real estate – commercial	89,255,244	72,088,049
Consumer installment and other	2,057,438	2,108,892

	161,253,992	118,991,877
Deferred loan fees	(66,030)	(64,357)
Allowance for loan losses	(1,687,644)	(1,235,044)

Loans, net	$159,500,318	$117,692,476

5.	Recent Accounting Pronouncements

In September 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 provides detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in the financial statements. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement. Any difference between the tax position taken in the tax return and the tax position recognized in the financial statements using the criteria above results in the recognition of a liability in the financial statements for the unrecognized benefit. Similarly, if a tax position fails to meet the more-likely-than-not recognition threshold, the benefit taken in a tax return will also result in the recognition of a liability in the financial statements for the full amount of the unrecognized benefit. The new interpretation was effective for the Company for the nine months ended September 30, 2007. The adoption of this new accounting interpretation did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

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

Introduction

Through our bank subsidiary we perform banking services customary for full service banks of similar size and character. The Bank offers personal and business checking accounts, interest-bearing checking accounts, savings accounts and various types of certificates of deposit. The Bank also offers commercial loans, installment and other consumer loans, home equity loans, home equity lines of credit, construction loans and mortgage loans. In addition, the Bank provides such services as official bank checks and traveler’s checks, direct deposit and United States Savings Bonds. The Bank provides other customary banking services including ATM services, safe deposit facilities, internet banking, money transfers, and individual retirement accounts.

Overview

Management continuously monitors our financial condition in order to protect depositors, increase undivided profits and protect current and future earnings. Further discussion of significant items affecting our financial condition is discussed in detail below.

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

The allowance for loan losses increased by $134,600 and $452,600 for the third quarter and the first nine months of 2007, respectively as compared to an increase of $57,483 and $234,323 for the third quarter and the first nine months of 2006, respectively. The amounts provided are due primarily to loan growth and our assessment of inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.05% and 1.04% at September 30, 2007 and December 31, 2006, respectively. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible.

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

Information with respect to nonaccrual, past due and restructured loans is as follows:

September 30,
	2007	2006
(Dollars in Thousands)
Nonaccrual loans	$—	$—
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	—	—
Restructured loans	—	—
Potential problem loans	417	18
Interest income that would have been recorded on non-accrual and restructured loans under original terms	—	—
Interest income that was recorded on nonaccrual and restructured loans	—	—

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured. Two relationships were added to potential problems loans in the third quarter of 2007.

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

Information regarding certain loans and allowance for loan loss data is as follows:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in Thousands)
Average amount of loans outstanding	$141,946	$92,050

Balance of allowance for loan losses at beginning of period	1,235	879

Loans charged off:
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	—	2

	—	2

Loans recovered:
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	—	2

	—	2

Net recoveries (charge-offs)	—	—
Additions to allowance charged to operating expense during period	453	234

Balance of allowance for loan losses at end of period	$1,688	$1,113

Ratio of net loan charge-offs (recoveries) during the period to average loans outstanding	—%	—%

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

Our liquidity and capital resources are monitored daily by management and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, our liquidity ratio at September 30, 2007 was considered satisfactory. At that date, our short-term investments and available Federal Funding were adequate to cover any reasonably anticipated immediate need for funds. At September 30, 2007, we had unused available Federal Fund lines of $12,500,000 and unused Federal Home Loan Bank borrowing capacity of approximately $1,530,000.

Our consolidated financial statements, as of September 30, 2007, evidenced a decrease in liquidity position as total cash and due from banks amounted to $1,382,000 representing 0.73% of total assets as compared to 1.18% as of December 31, 2006. Investment securities available for sale amounted to $10,002,000 and interest bearing deposits in banks amounted to $2,933,000, representing 5.27% and 1.55% of total assets, respectively. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities is a source of liquidity. For the nine-month period ended September 30, 2007, total deposits increased from $112.1 million at December 31, 2006 to $158.4 million at September 30, 2007. Of this total, however, approximately $78.5 million, or 49.6%, represent time deposits that are scheduled to mature within one year. Furthermore, we intend to continue to rely heavily on short-term time deposits as a primary source of funding for the foreseeable future. If we are unable to offer a competitive rate as these deposits mature, we could lose a substantial amount of deposits within a short period of time, which would strain our liquidity. While we consider this scenario to be unlikely, our net interest income and profitability would be negatively affected if we have to increase rates to maintain deposits.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Our capital ratios have declined over the last couple of years largely because of our rapid growth. We have filed a registration statement with the Securities and Exchange Commission for an offering of up to $6 million in common stock. We expect that our capital ratios will improve as proceeds from this offering are collected and will then decline as these proceeds are invested in loans or used to expand our branch network. If we are successful in implementing our expansion program, we expect our profitability to increase, which would improve our capital position. The table below illustrates our bank’s regulatory capital ratios at September 30, 2007.

	Bank	Minimum Regulatory Requirement
Leverage capital ratio	9.02%	4.00%
Risk-based capital ratios:
Tier 1 capital	9.53%	4.00%
Total capital	10.48%	8.00%

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

September 30, 2007
Commitments to extend credit	$34,151,000
Letters of credit	20,000

$34,171,000

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

Financial Condition

Our total assets grew by 34.50% for the first nine months of 2007. Deposit growth of $46.3 million and additional FHLB borrowings of $4 million were used to fund net loan growth of $42.3 million and the increase in total securities of $5.5 million. Loan demand continues to be strong in our primary market areas of Jones, Baldwin, Bibb, Monroe, Houston, Greene and Putnam counties. Our loan to deposit ratio has decreased from 106.1% as of December 31, 2006 to approximately 101.7% as of September 30, 2007 as our deposit growth outpaced our loan growth during the first nine months of the year. Stockholders’ equity has increased by $743,000 due to net income of $521,000, recognition of stock based employee compensation cost of $208,000, and the decrease in unrealized losses on investment securities of $14,000.

Results of Operations For The Three and Nine Months Ended September 30, 2007 and 2006

Net Interest Income

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets. The increase in net interest income is due primarily to the increased volume of average loans outstanding. Our net interest margin was 3.50% for the nine months ended September 30, 2007, compared to 3.81% for the same period in 2006, a decrease of 31 basis points. Our yield on interest-earning assets was 8.19% for the first nine months of 2007 as compared to 7.75% for the first nine months of 2006, an increase of 44 basis points. Our cost of funds increased to 4.98% for the first nine months of 2007 as compared to 4.40% for the first nine months of 2006, an increase of 58 basis points. We continue to experience growth in loans and deposits while maintaining relatively competitive pricing.

Provisions for Loan Losses

The allowance for loan losses increased $452,600 from $1,235,044 as of December 31, 2006 to $1,687,644 as of September 30, 2007. The increase is due to provisions recorded in the first nine months of 2007, primarily as a result of the increase in loan volume. There were no charge-offs or recoveries in the first nine months of 2007.

Noninterest Income

Noninterest income decreased by approximately $14,000 and $89,000 for the third quarter and the first nine months of 2007, respectively, as compared to the same periods in 2006. Decreases in mortgage origination income accounted for the majority of the quarter and year-to-date decreases in noninterest income and was due to a slowdown in the residential housing market during the first nine months of 2007. The increase in other components of noninterest income is attributable to our overall growth in deposits and branch expansion.

Noninterest Expenses

Noninterest expenses increased by approximately $320,000 or 40.35% for the third quarter of 2007 compared to the same period in 2006. The increase is due largely to an increase in salaries and employee benefits expense of $141,000 associated with the opening of the Bass Road, Forsyth Road and Lake Oconee locations and normal increases in salaries and benefits. Net equipment and occupancy expenses and other operating expense increased $14,000 and $165,000, respectively, for the three month period due to opening new branches. Noninterest expenses increased by $945,000 or 44.95% for the nine months ended September 30, 2007 compared to the same period in 2006. The increase consists of increases in salaries and employee benefits expense of $420,000, net occupancy and equipment expenses of $95,000 and other operating expenses of $430,000. The salary and employee benefit increases were due to an increase in the number of full time equivalent employees which increased from 25 at September 30, 2006 to 36 at September 30, 2007, in addition to normal increases in salaries and benefits. The increases in other operating expenses were primarily attributable to growth and expenses related to the opening of our new branches in the past year.

Income Taxes

We have recorded a provision for income taxes of $153,000 and $388,000 for the three and nine months ended September 30, 2007, respectively. This represents 39.9% and 42.7% of income before provision for income taxes for the three and nine months ended September 30, 2007, respectively. The comparable effective tax rates for the same periods in 2006 were 31.3% and 32.6%, respectively. The increase in the effective tax rate and provision for income taxes for the nine months ended September 30, 2007 includes an adjustment of $32,945 related to the prior year.

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

There have been no changes in our internal control over financial reporting during the third quarter 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

None other than routine litigation that is incidental to our business

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIEDMONT COMMUNITY BANK GROUP, INC.
(Registrant)

November 14, 2007	/s/ Drew Hulsey
Date	Drew Hulsey, C.E.O.
(Principal Executive Officer)

November 14, 2007	/s/ Julie Simmons
Date	Julie Simmons, C.F.O.
(Principal Financial and Accounting Officer)