Form 10KSB
period 2007-12-31
Piedmont Community Bank Group, Inc.
filed 2008-03-31
CIK 1388337

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues for its most recent fiscal year were $13,787,504.

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on March 21, 2008 was $14,676,606. This calculation is based upon an estimate of the fair market value of the common stock by the registrant’s Board of Directors of $9.00 per share on that date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the common stock.

As of March 21, 2008, there were 1,630,734 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report (the “2008 Proxy Statement”).

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

FORWARD LOOKING STATEMENT

This Annual Report on Form 10-KSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements are generally identifiable by the use of forward-looking terminology such as “anticipate,” “believe,”, “continue,” “could,” “would,” “endeavor,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “potential,” “predict,” “project,” “seek,” “should,” “will” and other similar words and expressions of future intent.

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

The cautionary statements in this Annual Report on Form 10-KSB also identify important factors and possible events that involve risk and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. We do not intend, and undertake no obligation, to update or revise any forward-looking statements contained, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements.

Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (“SEC”).

PIEDMONT COMMUNITY BANK GROUP, INC.

2007 Form 10-KSB Annual Report

PIEDMONT COMMUNITY BANK GROUP, INC.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Piedmont Community Bank Group, Inc.

Piedmont Community Bank Group, Inc. was organized in 2006 as a Georgia corporation for the purpose of acquiring all of the common stock of Piedmont Community Bank, a Georgia bank which opened for business on July 22, 2002. On February 7, 2007 we became the sole shareholder of Piedmont Community Bank by virtue of a merger between Piedmont Community Bank and PCB Interim Corporation, a wholly-owned subsidiary of ours that was created to facilitate the reorganization of the bank into a holding company structure. We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 and the Georgia Bank Holding Company Act.

We were organized to facilitate our ability to serve our customers’ requirements for financial services. The holding company structure provides flexibility for expansion of our banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services which a traditional commercial bank may not provide under present laws. We have no current plans to acquire any operating subsidiaries other than our existing bank. However, we may make acquisitions in the future if such acquisitions are deemed to be in the best interest of our shareholders. Any acquisitions will be subject to certain regulatory approvals and requirements.

Piedmont Community Bank

Piedmont Community Bank is a community-oriented full service commercial bank headquartered at 110 Bill Conn Parkway, Gray, Georgia 31032. We seek to be the premier community bank servicing the greater middle Georgia region. The bank received its Georgia banking charter in 2002 and opened for business on July 22, 2002. It currently has four locations. Its telephone number is (478) 986-5900. In 2006, we opened a full-service branch at 1611 Bass Road, Macon, Georgia 31210. We opened two additional branches during the second quarter of 2007. These branches are located at 4511 Forsyth Road in Macon, Georgia 31210 and at 1040 Founder’s Row, Suite C, in Greensboro, Georgia 30642. Subject to regulatory approval, we intend to open a branch in Monroe County during 2008 and a branch in Houston County during 2009. The proposed Monroe County location is 76 E. Johnson Street, Forsyth, Georgia 31029. The proposed Houston County location is 401 S. Houston Lake Rd., Warner Robbins, Georgia 31088.

Our bank is a community oriented, full-service commercial bank that emphasizes its status as a community owned bank with local decision making responsibilities and a high level of personal service. The bank offers checking, money market, savings, individual retirement and time deposit accounts; issues ATM and debit cards, travelers checks and official checks; conducts wire transfer services, internet banking and provides safe deposit and telephone banking services. The bank offers a variety of lending services including commercial, construction, real estate, consumer purpose as well as home equity, overdraft protection and personal lines of credit. The bank operated a mortgage origination office through a limited liability company. Effective November 1, 2006, Piedmont Community Mortgage, LLC discontinued operations. The mortgage operation is now operated as a division of the bank.

Market Area

Our primary service area consists of various counties generally located in the middle part of Georgia including Baldwin, Bibb, Greene, Houston, Jones, Monroe, and Putnam Counties.

Growth Strategy

It is our vision to be the community bank for middle Georgia. Through careful planning and research, we have identified growth markets in middle Georgia where we believe that we can introduce our philosophy of excellent customer care and provide a better banking alternative for these markets. In addition to our main office in Gray, we have opened two branch offices in Macon and one at Lake Oconee just outside of Greensboro. We purchased land in Forsyth and Warner Robins for future branch locations which we intend to open during 2008 and 2009, pending regulatory approval. We have also identified the need for a downtown Macon presence and the possibility of another branch office within middle Georgia, although no specific plans have been developed for these potential branches. If we are successful in implementing our branch expansion plans, we should have a network of seven to eight offices within the next 18 to 24 months.

Management

We have assembled an experienced team of bankers who have all developed their careers in middle Georgia. Our executive management team consists of the following individuals:

•

R. Drew Hulsey, our CEO, has over 20 years of banking experience which includes service in Valdosta, Tifton, Savannah and Macon, Georgia. Before joining the Bank as CEO in 2003, Mr. Hulsey served as Regional Business Banking Manager at BB&T in Macon. He graduated with a BBA in Finance from Georgia Southern University in Statesboro, Georgia. He is also an alumnus of the Graduate School of Banking at Louisiana State University.

•

Mickey Parker, our President, began his banking career in 1973 with Citizens & Southern National Bank in Macon, Georgia. In 1997, Mr. Parker was hired by the Bank of Eastman as City President of their new branch, Magnolia State Bank of Gray, Georgia. Mr. Parker resigned from Magnolia State Bank in 2001 to organize the Bank. He graduated from Mercer University in Macon, Georgia with degrees in Political Science and Business Administration.

•

Julie Simmons, our CFO, began her banking career in 1983. She has worked in the banking industry in Milledgeville, Macon, and Dawsonville, Georgia. Prior to joining us in 2001 Ms. Simmons had most recently served as internal audit director for Century South Banks from 1996 to 2001. She graduated from Georgia College in Milledgeville, Georgia.

•

Cole Davis, our EVP of Retail Banking, has over 25 years of banking experience which includes service in Forsyth and Macon, Georgia. Prior to joining us in 2005 he had most recently served as Regional Retail Banking Manager of BB&T in Macon, Georgia since 1997. He graduated with a BBA in Business Management from Georgia College in Milledgeville, Georgia.

Industry and Competition

We encounter vigorous competition from other commercial banks, savings and loan associations and other financial institutions and intermediaries in our service areas. Our bank competes with other banks in its primary service area in obtaining new deposits and accounts, making loans, obtaining branch banking locations and providing other banking services. Our bank also competes with savings and loan associations and credit unions for savings and transaction deposits, time deposits and various types of retail and commercial loans. Based on statistical data published by the FDIC, there were a total of 71 banking offices in the three counties where we currently have branches. According to these same statistics, we held only 0.08% of the total deposits in the State of Georgia as of June 30, 2007.

Our bank must also compete with other financial intermediaries, including mortgage banking firms and real estate investment trusts, small loan and finance companies, insurance companies, credit unions, leasing companies and certain government agencies. Competition exists for time deposits and, to a more limited extent, demand and transaction deposits offered by a number of other financial intermediaries and investment alternatives, including money market mutual funds, brokerage firms, government and corporate bonds and other securities.

Competition for banking services in the State of Georgia is not limited to institutions headquartered in the State. A number of large interstate banks, bank holding companies and other financial institutions and intermediaries have established loan production offices, small loan companies and other offices and affiliates in the State of Georgia. Many of the interstate financial organizations that compete in the Georgia market engage in regional, national or international operations and have substantially greater financial resources than we do.

Our larger competitors offer various services that we do not provide, including a more extensive and established branch network and trust services. Furthermore, we have a lower legal lending limit than many of our competitors, which precludes us from making large loans. Despite these advantages, we believe that we can compete effectively with our larger competitors by offering local access, competitive products and services and more responsive customer service. Our rates on loans and deposits are competitive with other financial institutions in our market. To distinguish ourselves, however, we strive to respond to credit requests more quickly than our competitors based on our personal knowledge of the customer and the collateral. We feel that our larger competitors often lack the consistency of local leadership and decision-making authority necessary to provide efficient service to individuals and small to medium-sized business customers. While our locally-based competitors may also possess some of these qualities, we believe that we can effectively compete with these institutions through our experienced banking staff.

We expect that competition will remain intense in the future due to state and federal laws and regulations, and the entry of additional bank and non-bank competitors in our markets.

Internet Website

We maintain a website at www.piedmontcommunitybank.com. The information contained on that website is not included as part of, or incorporated by reference into, this report.

Types of Loans

Below is a description of the principal categories of loans we make through our banking subsidiary and the relative risks involved with each category.

Commercial Real Estate

We make loans to borrowers secured by commercial real estate located in our market area. In underwriting these type loans we consider the historic and projected future cash flows of the real estate. We make an assessment of the physical condition and general location of the property and the effect these factors will have on its future desirability from a tenant standpoint. We will lend up to a maximum 90% loan to value ratio and require a minimum debt coverage ratio or other compensating factors.

Commercial real estate lending offers some risks not found in traditional residential real estate lending. Repayment is dependent upon successful management and marketing of properties and on the level of expense necessary to maintain the property. Repayment of these loans may be adversely affected by conditions in the real estate market or the general economy. Also, commercial real estate loans typically involve relatively large loan balances to single borrowers. To mitigate these risks, we monitor our loan concentration and loans are audited by a third party auditor. This type loan generally has a shorter maturity than other loan types, which gives us an opportunity to reprice, restructure or decline to renew the credit. As with other loans, all commercial real estate loans are graded depending upon strength of credit and performance. A lower grade will bring increased scrutiny by management and the board of directors.

Commercial real estate loans constituted approximately 56% of our total loan portfolio at December 31, 2007. This percentage is down from approximately 61% at December 31, 2006.

Construction and Development Loans

We make construction and development loans to customers in our market area. Loans are granted for both speculative projects and those being built with end buyers and lessees already secured. We will only lend money to finance speculative projects when we are confident, based on all of the particular facts and circumstances, that the borrower will be able to repay the loan without relying on the real estate collateral. In other words, while we will take a security interest in the project in an abundance of caution, we will only extend credit to fund speculative projects if the financial strength of the borrower supports repayment outside of the collateral. Loans for speculative projects, which includes commercial properties without identified tenants, make up approximately 59.5% of our construction and development loans.

Construction and development loans are subject primarily to market and general economic risk caused by inventory build-up in periods of economic prosperity. During times of economic stress this type of loan has typically had a greater degree of risk than other loan types. Unlike other types of loans, these loans are also subject to risks related to construction delays that may be caused by weather or other factors. To mitigate that risk, the board of directors and management reviews the entire portfolio on a monthly basis. The percentage of our portfolio being built on a speculative basis is tracked very closely. On a quarterly basis the portfolio is segmented by market area to allow analysis of exposure and a comparison to current inventory levels in these areas. Loan policy also provides for limits on speculative lending by borrower and by real estate project.

Construction and development loans constituted approximately 21% of our total loan portfolio at December 31, 2007. This percentage is unchanged from approximately 21% at December 31, 2006.

Commercial and Industrial Loans

We make loans to small- and medium-sized businesses in our primary trade area for purposes such as new or upgrades to plant and equipment, inventory acquisition and various working capital purposes. Commercial loans are granted to borrowers based on cash flow, ability to repay and degree of management expertise. This type of loan may be subject to many different types of risk, which will differ depending on the particular industry a borrower is engaged in. General risks to an industry, or segment of an industry, are monitored by senior management on an ongoing basis. When warranted, individual borrowers who may be at risk due to an industry condition may be more closely analyzed and reviewed at a loan committee or board of directors level. On a regular basis, commercial and industrial borrowers are required to submit statements of financial condition relative to their business to us for review. These statements are analyzed for trends and the loan is assigned a credit grade accordingly. Based on this grade, the loan may receive an increased degree of scrutiny by management up to and including additional loss reserves being required.

Commercial and industrial loans will usually be collateralized. Generally, business assets are used and may consist of general intangibles, inventory, equipment or real estate. Collateral is subject to risk relative to conversion to a liquid asset if necessary as well as risks associated with degree of specialization, mobility and general collectability in a default situation. To mitigate this risk, collateral is underwritten to strict standards including valuations and general acceptability based on our ability to monitor its ongoing health and value.

Commercial and industrial loans constituted approximately 11% of our total loan portfolio at December 31, 2007. This percentage is up from approximately 6% at December 31, 2006. As we grow we intend to place more emphasis on commercial lending in order to diversify our portfolio, although we anticipate that it will continue to constitute a relatively small part of our portfolio over the foreseeable future.

Consumer Loans

We offer a variety of loans to retail customers in the communities we serve. Consumer loans in general carry a moderate degree of risk compared to other loans. They are generally more risky than traditional residential real estate loans but less risky than commercial loans. Risk of default is usually determined by the well being of the national and local economies. During times of economic stress there is usually some level of job loss both nationally and locally, which directly affects the ability of the consumer to repay debt. Risk on consumer loans is generally managed though policy limitations on debt levels consumer borrowers may carry and limitations on loan terms and amounts depending upon collateral type.

Various types of consumer loans include the following:

•	home equity loans – open and closed end;

•	automobile, RV and boat financing;

•	loans secured by deposits;

•	overdraft protection lines; and

•	secured and unsecured personal loans.

The various types of consumer loans all carry varying degrees of risk. Loans secured by deposits carry little or no risk and in our experience have had a zero default rate. Home equity lines carry additional risk because of the increased difficulty of converting real estate to cash in the event of a default. However, underwriting policy provides mitigation to this risk in the form of a maximum loan to value ratio of 90% on a collateral type that has historically appreciated in value. We also require the customer to carry adequate insurance coverage to pay all mortgage debt in full if the collateral is destroyed. Vehicle financing carries additional risks over loans secured by real estate in that the collateral is declining in value over the life of the loan and is mobile. Risks inherent in vehicle financing are managed by matching the loan term with the age and remaining useful life of the collateral to ensure the customer has an equity position and is not “upside down.” Collateral is protected by requiring the customer to carry insurance showing the bank as loss payee. We also have a blanket policy that covers us in the event of a lapse in the borrower’s coverage and also provides assistance in locating collateral when necessary. Secured personal loans carry additional risks over the previous types in that they are generally smaller and made to borrowers with somewhat limited financial resources and credit histories. These loans are secured by a variety of collateral with varying degrees of marketability in the event of default. Risk on these types of loans is managed primarily at the underwriting level with strict adherence to debt to income ratio limitations and conservative collateral valuations. Overdraft protection lines and other unsecured personal loans carry the greatest degree of risk in the consumer portfolio. Without collateral, we are completely dependent on the commitment of the borrower to repay and the stability of the borrower’s income stream. Again, primary risk management occurs at the underwriting stage with strict adherence to debt to income ratios, time in present job and in industry and policy guidelines relative to loan size as a percentage of net worth and liquid assets.

Consumer loans represent only a small portion of our overall loan portfolio. As of December 31, 2007 they constituted only 1% of our total loan portfolio. This percentage is down from approximately 2% of our total loan portfolio at December 31, 2006. We expect that consumer loans will continue to represent an insignificant portion of our loan portfolio.

Unsecured Loans

The vast majority of our loans are secured by assets of the borrower. Occasionally, however, we will make commercial or consumer loans on an unsecured basis. These loans may be made when we believe that the financial strength of the borrower supports repayment without the need to look toward the collateral. As of December 31, 2007, we had approximately $3,444,000 in unsecured loans, which represented 1.9% of our total loan portfolio. As of December 31, 2006, we had approximately $2,761,000 in unsecured loans, which represented 2.3% of our total loan portfolio.

Loan Participations

We sell loan participations in the ordinary course of business when an originated loan exceeds our legal lending limit as defined by state banking laws. These loan participations are sold to other financial institutions without recourse. As of December 31, 2007 we had sold a total of $16 million in loan participations for an amount that equaled 9.1% of the total loans on that date.

We also purchase loan participations from time to time from other banks in the ordinary course of business, usually without recourse. Purchased loan participations are underwritten in accordance with our loan policy and represent a source of loan growth to us. Although the originating financial institution provides much of the initial underwriting documentation, management is responsible for the appropriate underwriting, approval and the on-going evaluation of the loan. One risk associated with purchasing loan participations is that we often rely on information provided by the selling bank regarding collateral value and the borrower’s capacity to pay. To the extent this information is not accurate, we may experience a loss on these participations. Otherwise, we believe that the risk related to purchased loan participations is consistent with other similar type loans in the loan portfolio. If a purchased loan participation defaults, we usually have no recourse against the selling bank but will take other commercially reasonable steps to minimize our loss. As of December 31, 2007, we had purchased $19.2 million in loan participations. The total principal amount of these participations comprised 10.8% of our total loan portfolio on December 31, 2007.

Management’s Policy for Determining the Loan Loss Allowance

The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. In calculating the adequacy of the loan loss allowance, management evaluates the following factors:

•	the asset quality of individual loans;

•	changes in the national and local economy and business conditions/development, including underwriting standards, collections, charge off and recovery practices;

•	changes in the nature and volume of the loan portfolio;

•	changes in the experience, ability and depth of the lending staff and management;

•	changes in the trend of the volume and severity of past dues and classified loans; and trends in the volume of non-accrual loans, troubled debt restructurings and other modifications;

•	possible deterioration in collateral segments or other portfolio concentrations;

•	historical loss experience used for pools of loans (i.e. collateral types, borrowers, purposes, etc.);

•	changes in the quality of our loan review system and the degree of oversight by the bank’s board of directors;

•	the effect of external factors such as competition and the legal and regulatory requirement on the level of estimated credit losses in our current loan portfolio; and

•	off-balance sheet credit risks.

These factors are evaluated at least quarterly and changes in the asset quality of individual loans are evaluated more frequently and as needed.

After a loan is underwritten and booked, loans are monitored or reviewed by the account officer, management, and external loan review personnel during the life of the loan. Payment performance is monitored monthly for the entire loan portfolio, account officers contact customers during the course of business and may be able to ascertain if weaknesses are developing with the borrower, external loan personnel perform an independent review annually, and federal and state banking regulators perform periodic reviews of the loan portfolio. If weaknesses develop in an individual loan relationship and are detected then the loan is downgraded and higher reserves are assigned based upon management’s assessment of the weaknesses in the loan that may affect full collection of the debt. If a loan does not appear to be fully collectible as to principal and interest then the loan is recorded as a non-accruing loan and further accrual of interest is discontinued while previously accrued but uncollected interest is reserved against income. If a loan will not be collected in full then the allowance for loan losses is increased to reflect management’s estimate of potential exposure of loss.

We had no net losses in 2007 or in 2006. Historical performance, however, is not an indicator of future performance and future results could differ materially. However, management believes that based upon historical performance, known factors, management’s judgment, and regulatory methodologies, that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable.

Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks regulatory agencies may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.

While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

Management’s Policy for Investing in Securities

Funds that are not otherwise needed to meet our loan demand may be invested in accordance with our investment policy. The purpose of the investment policy is to provide a guideline by which these funds can best be invested to earn the maximum return, yet still maintain sufficient liquidity to meet fluctuations in our loan demand and deposit structure. Our investment policy adheres to the following objectives:

•	provide an investment medium for funds which are not needed to meet loan demand, or deposit withdrawal;

•	optimize income generated from the investment account consistent with the stated objectives for liquidity and quality standards;

•	meet regulatory standards;

•	provide collateral which the financial institution is required to pledge against public monies;

•	provide an investment medium for funds which may be needed for liquidity purposes; and

•	provide an investment medium which will balance market and credit risk for other assets and our liability structure.

Our investment securities consist primarily of obligations of the United States or its agencies.

Deposit Services

We seek to establish and maintain solid core deposits, including checking accounts, money market accounts, a variety of certificates of deposit and IRA accounts. To attract deposits, we employ a comprehensive marketing plan for our market, and feature a broad product line and competitive services. The primary sources of deposits are residents of, and businesses and their employees located within our market. We obtain these deposits primarily through personal solicitation by our officers and directors, direct mail solicitations, and limited advertisements published in the local media. We generate deposits by offering a broad array of competitively priced deposit services, including demand deposits, regular savings accounts, money market deposits, certificates of deposit, retirement accounts and other legally permitted deposit or funds transfer services that may be offered to remain competitive in the market.

Other Banking Services

We provide traveler’s checks, direct deposit of payroll and social security checks, and automatic transfers for various accounts. We are also associated with a shared network of automated teller machines that our customers are able to use throughout Georgia and other regions. We offer MasterCard® and VISA® credit card services through a correspondent bank.

Marketing and Advertising

Our target customers are the residents and the small businesses and their employees located within our market area. We emphasize our local ownership and management in providing banking services to these customers. We use a comprehensive marketing approach including logo, brochures, advertising in various media such as newspapers, and a website. Additionally, we sponsor community activities on an active, ongoing basis.

Employees

As of December 31, 2007, we had 41 total employees including 38 full-time equivalent employees. We are not a party to any collective bargaining agreement.

Supervision and Regulation

Both Piedmont Community Bank Group, Inc. and Piedmont Community Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussions describes the material elements of the regulatory framework that applies to us.

Piedmont Community Bank Group, Inc.

Since we own all of the capital stock of the Piedmont Community Bank, we are a bank holding company under the federal Bank Holding Company Act of 1956 (the “BHC Act”). As a result, we are primarily subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company located in Georgia, the Georgia Department of Banking and Finance (the “GDBF”) also regulates and monitors all significant aspects of our operations.

Acquisition of Banks

The BHC Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•

acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.

Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the BHC Act, if adequately capitalized and adequately managed, we or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been chartered for less than three years. Because the bank has been chartered for more than three years, this limitation would not limit our ability to sell.

Change in Bank Control

Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is presumed to exist if an individual or company acquires 10% or more of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Exchange Act; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under Section 12 of the Exchange Act. The regulations also provide a procedure for challenging the rebuttable presumption of control.

Permitted Activities

A bank holding company is generally permitted under the BHC Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

•	banking or managing or controlling banks; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking includes:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The BHC Act expressly lists the following activities as financial in nature:

•	lending, trust and other banking activities;

•	insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•	providing financial, investment, or advisory services;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	underwriting, dealing in or making a market in securities;

•	other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	merchant banking through securities or insurance affiliates; and

•	insurance company portfolio investments.

To qualify to become a financial holding company, our bank and any other depository institution subsidiary of ours must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve within 30 days’ written notice prior to engaging in a permitted financial activity. While we meet the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time, although we may do so in the future.

Support of Subsidiary Institutions

Under Federal Reserve policy, we are expected to act as a source of financial strength for our bank and to commit resources to support the bank. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In addition, any capital loans made by us to our bank will be repaid in full. In the unlikely event of our bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Piedmont Community Bank

Piedmont Community Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

Since the bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the GDBF. The FDIC and the GDBF regularly examine the bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the bank’s deposits are insured by the FDIC to the maximum extent provided by law. The bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching

Under current Georgia law, the bank may open branch offices throughout Georgia with the prior approval of the GDBF. In addition, with prior regulatory approval, the bank may acquire branches of existing banks located in Georgia. The bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the laws of the applicable state (the foreign state). Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, unless Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action

The FDIC Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2007, our bank qualified for the well-capitalized category.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments

The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund on March 31, 2006. The Bank is a member of the Deposit Insurance Fund and therefore pays deposit insurance assessments to the Deposit Insurance Fund.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance fund. Effective January 1, 2007, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Assessment rates currently range from 0.05% of deposits for an institution in the highest sub-category of the highest category to 0.43% of deposits for an institution in the lowest category. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0124% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Under the Federal Deposit Insurance Act, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act

The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC will evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an “outstanding” rating, once every 48 months if we receive a “satisfactory” rating and as needed if our rating is “less than satisfactory”. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations

Interest and other charges collected or contracted for by our bank are subject to state usury laws, and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

Our bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provisions of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

In addition to the federal and state laws noted above, the Georgia Fair Lending Act (“GAFLA”) imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency (the “OCC”) issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the OCC preempts GAFLA as to national banks. Therefore, the bank is exempt from the requirements of GAFLA.

The deposit operations of our bank are subject to:

•

the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•

the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

We and our bank are required to comply with the capital adequacy standards established by the Federal Reserve (in the case of the holding company) and the FDIC (in the case of the bank). The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since our consolidated total assets are less than $500 million, under the Federal Reserve’s capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. Our bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2007 the Bank’s ratio of total capital to risk-weighted assets was 10.10% and the ratio of Tier 1 Capital to risk-weighted assets was 9.17%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other banking holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2007, the Bank’s leverage ratio was 9.17%. The guidelines also provide that the bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Payment of Dividends

We are a legal entity separate and distinct from our bank subsidiary. The principal sources of our cash flow, including cash flow to pay dividends to its shareholders, are dividends that our bank pays to us. Statutory and regulatory limitations apply to our bank’s payment of dividends. If, in the opinion of the federal banking regulator, the bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act of 1991, a depository institution may not pay any dividends if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

The GDBF also regulates our bank’s dividend payments and must approve dividend payments that would exceed 50% of our bank’s net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

At December 31, 2007, our bank could pay cash dividends of approximately $346,000 without prior regulatory approval.

Restrictions on Transactions with Affiliates

We are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. Our bank must also comply with other provisions designed to avoid the taking of low-quality assets.

We are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Our bank is also subject to restrictions on extensions of credit for use by its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Consumer Credit Reporting

On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act, amending the federal Fair Credit Reporting Act. These amendments to the Fair Credit Reporting Act (the “FCRA Amendments”) became effective in 2004.

The FCRA Amendments include, among other things:

•

requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud.

•

for entities that furnish information to consumer reporting agencies (which would include our bank), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a requirement for mortgage lenders to disclose credit scores to consumers.

The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements. Because no affiliate of ours is currently sharing consumer information with any other affiliate for marketing purposes, the limitations on sharing of information for marketing purposes do not have a significant impact on us.

Anti-Terrorism and Money Laundering Legislation

Our bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “USA PATRIOT Act”), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control. These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating or doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

ITEM 2.	DESCRIPTION OF PROPERTY

The table and text below provides certain information about the properties that we own or lease.

Property Description	Property Location	Own or Lease	Mortgage or Liens	Date Built
Main Office	110 Bill Conn Parkway Gray, Georgia 31032	Own	None	2003

Branch Office	1611 Bass Road Macon, Georgia 31210	Own	None	2006

Branch Office	4511 Forsyth Road Macon, Georgia 31210	Own	None	2006

Branch Office	1040 Founder’s Row, Suite C Greensboro, Georgia 30642	Lease	None	N/A

Land for Branch Office (branch opening subject to regulatory approval)	76 E. Johnson Street Forsyth, Georgia 31029	Own	None	Pending

Land for Branch Office (branch opening subject to regulatory approval)	401 S. Houston Lake Road Warner Robins, Georgia 31088	Own	None	Pending

Our main office, located at 110 Bill Conn Parkway, Gray, Georgia 31032, was built in 2003, has approximately 9,000 square feet of interior space and three drive-thru lanes, and presently houses the administrative functions of both the holding company and our bank subsidiary. We own the furniture, fixtures and equipment located at this location.

Our branch office, located at 1611 Bass Road, Macon, Georgia 31210, was built in 2006, has approximately 3,600 square feet of interior space and three drive-thru lanes. We own the furniture, fixtures and equipment located at this location.

We acquired the building and real estate for a branch office located at 4511 Forsyth Road, Macon, Georgia 31210 in 2006. It has approximately 2,900 square feet of interior space and opened in the second quarter of 2007.

We lease office space for our branch office at 1040 Founder’s Row, Suite C, Greensboro, Greene County, Georgia 30642. We opened this branch in the second quarter of 2007. It has approximately 1,400 square feet of interior space.

We have purchased real estate in Monroe and Houston Counties with a view toward constructing branches on these properties. The Monroe County property is located at 76 E. Johnson Street, Forsyth, Georgia 31029. The Houston County property is located at 401 S. Houston Lake Rd., Warner Robbins, Georgia 31088. We intend to open our proposed Monroe County branch in 2008 and our proposed Houston County branch in 2009. Our opening of these additional branches, however, is subject to regulatory approval.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time involved in various legal actions arising from normal business activities. Management believes that the liability, if any arising from such actions will not have a material adverse effect on our financial condition. As of December 31, 2007, we are not a party to any proceeding to which any director, officer or affiliate of the issuer, any owner of more than five percent (5%) of its voting securities is a party adverse to us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

In March 2006, Samco Capital Markets became the market maker for Piedmont Community Bank listing it on the OTC Bulletin Board under the symbol “PCBN.” From March 2006 through February 6, 2007, the market prices disclosed below reflect the prices of the common stock of Piedmont Community Bank. On February 7, 2007 Piedmont Community Bank Group, Inc. became the sole shareholder of Piedmont Community Bank by virtue of a merger to facilitate the reorganization of Piedmont Community Bank into a holding company structure. Beginning on February 7, 2007, the market prices disclosed reflect the prices of the common stock of Piedmont Community Bank Group, Inc.

Prior to March 2006 there was no established public trading market for the common stock of Piedmont Community Bank. Therefore, management was furnished with only limited information concerning trades of Piedmont Community Bank’s stock.

The following table sets forth the number of shares traded and the high and low per share sales prices for each quarter during 2007 and 2006, to the extent that this information is known to management. Since quotation on the OTC Bulletin Board in March 2006, the high and low per share sales prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. Because of the thin trading, the following data regarding our common stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the common stock. All figures in the table, as well as all other per share data in this report, have been adjusted to reflect a 1.2-for-one stock split paid on May 10, 2007.

	Number of shares traded	High Selling Price	Low Selling Price
2007
First Quarter	30,126	$15.63	$15.13
Second Quarter	22,062	$15.50	$15.01
Third Quarter	14,823	$15.00	$12.00
Fourth Quarter	81,877	$12.15	$9.00

2006
First Quarter	—	—	—
Second Quarter	26,230	$13.33	$11.67
Third Quarter	38,909	$13.75	$13.33
Fourth Quarter	8,754	$15.83	$13.75

At March 21, 2008, we had 1,630,734 shares of common stock outstanding held by approximately 760 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage houses). We also had outstanding options to purchase 380,705 shares of common stock at a weighted average exercise price of $11.68.

Dividends

We have never declared or paid cash dividends and cannot assure that we will be able to pay dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our board of directors and will depend on, among other things, our results of operations, capital requirements, general business conditions, regulatory restrictions on the payment of dividends and other factors our board of directors deems relevant. As a Georgia state bank, Piedmont Community Bank is subject to Georgia banking laws and regulations that limit or otherwise restrict the ability of the bank to pay cash dividends. For example, the approval of the Georgia Department of Banking and Finance must be obtained before the bank can pay cash dividends out of retained earnings if (i) the total classified assets at the most recent examination of the bank exceeded 80% of the equity capital, (ii) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits, after tax but before dividends for the previous calendar year, or (iii) the ratio of equity capital to adjusted assets is less than 6%. In addition, under Federal Reserve policy, we are required to maintain adequate regulatory capital and are expected to act as a source of financial strength to our bank subsidiary and to commit resources to support this subsidiary in circumstances where we might not otherwise do so.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2007 and 2006 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that is not otherwise apparent from the financial statements.

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

In the following sections we have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balances during 2007 and 2006 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a tabular illustration of our asset/liability management to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Note 1 of the December 31, 2007 consolidated financial statements.

Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates, which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of our financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Overview

Our 2007 results were highlighted by continued growth in our primary market areas of Jones, Baldwin, Bibb, Monroe, Putnam, Houston and Greene counties. From December 31, 2006 to December 31, 2007 our total assets grew by approximately 51%. At December 31, 2007 we had total assets of approximately $213 million and total loans of approximately $176 million (net of allowance for loan losses). As of December 31, 2007, we were cumulatively profitable with undivided profits of $1,073,576. We expect that loan and deposit growth will continue to be significant into 2008 with continued growth of the three new branches that we have opened since July 2006. Our growth, however, may be tempered somewhat if the economic slowdown that has affected certain larger metropolitan areas such as Atlanta spreads to our markets. So far, the real estate market in the communities that we serve has shown only moderate signs of weakness. Real estate prices in our market areas have remained steady, although sales volumes and new housing starts have slowed. We believe that the relative stability of real estate prices in our markets is largely attributable to the fact that our markets did not experience the large amount of over-building that plagued some other markets such as the Metropolitan Atlanta market. While we expect some softening during 2008, we believe that our growing franchise will continue to support loan and deposit growth for our bank during 2008.

Financial condition at December 31, 2007 and 2006

The following is a summary of our balance sheets as of the dates indicated:

	December 31
	2007	2006
	(Dollars in Thousands)
Cash and due from banks	$1,570	$1,660
Interest-bearing deposits in banks	2,764	1,584
Federal funds sold	6,113	3,762
Securities available for sale	9,283	6,163
Securities held to maturity	2,000	645
Restricted equity securities	1,116	767
Loans, net	176,186	117,693
Accrued interest receivable	1,921	1,376
Premises and equipment	7,541	6,832
Other real estate owned	242	—
Bank owned life insurance	3,512	—
Other assets	793	562

	$213,041	$141,044

Total deposits	$180,436	$112,085
Other borrowings	14,100	9,100
Accrued interest payable	948	941
Other liabilities	387	790
Federal funds purchased	—	1,977
Shareholders’ equity	17,170	16,151

	$213,041	$141,044

As of December 31, 2007, we had total assets of $213 million. Growth of deposits and other borrowings of $68.4 million and $5 million, respectively, were primarily used to fund net loan growth of $58.5 million. The remaining funds were used to increase securities by $4.8 million and purchase bank owned life insurance totaling $3.5 million. Three municipal bonds in our portfolio are classified as held to maturity. All other securities are classified as available for sale for liquidity purposes to support our expected loan growth.

We have 88% of our loan portfolio collateralized by real estate. Our real estate mortgage and construction portfolio consists of loans collateralized by one-to-four-family residential properties (12%), construction loans to build on-to-four-family residential properties (20%) and nonresidential properties consisting primarily of small business commercial properties (68%). We generally require that loans collateralized by real estate not exceed the collateral values by the following percentages for each type of real estate loan:

One-to-four-family residential properties	90%
Construction loans on one-to-four-family residential properties	85%
Nonresidential property	80%

The remaining 12% of the loan portfolio consists of commercial, consumer and other loans.

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

We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures. Georgia banking regulations limit exposure by prohibiting loan relationships that exceed 25% of the Bank’s statutory capital, as defined by the state law. Our legal lending limit, as of December 31, 2007 was approximately $4,272,000.

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

Our liquidity and capital resources are monitored daily by management and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, our liquidity ratio at December 31, 2007 was considered satisfactory. At that date, our short-term investments and available Federal Funding were adequate to cover any reasonably anticipated immediate need for funds. At December 31, 2007, we had unused available Federal Fund lines of $12,500,000 and unused Federal Home Loan Bank borrowing capacity of approximately $1,850,000.

As of December 31, 2007 we had a decreased liquidity position as total cash and due from banks amounted to $1.6 million, representing 0.74% of total assets as compared to 1.18% as of December 31, 2006. Investment securities available-for-sale amounted to $9.3 million and interest-bearing deposits in banks amounted to $2.8 million, representing 4.36% and 1.30% of total assets, respectively. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities is a source of liquidity. For the year ended December 31, 2007, total deposits increased from $112.1 million at December 31, 2006 to $180.4 million at December 31, 2007. Of this total, however, approximately $102.1 million, or 56.6%, represent time deposits that are scheduled to mature within one year. Furthermore, we intend to continue to rely heavily on short-term time deposits as a primary source of funding for the foreseeable future. If we are unable to offer a competitive rate as these deposits mature, we could lose a substantial amount of deposits within a short period of time, which would strain our liquidity. While we consider this scenario to be unlikely, our net interest income and profitability would be negatively affected if we have to increase rates to maintain deposits.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Our capital ratios have declined over the last couple of years largely because of our rapid growth. We have filed a registration statement with the Securities and Exchange Commission for the sale of $3 million in common stock and anticipate that this offering will commence during the second quarter of 2008. We expect that our capital ratios will improve as proceeds from this offering are collected and will then decline as these proceeds are invested in loans or used to expand our branch network. If we are successful in implementing our expansion program, we expect our profitability to increase, which would improve our capital position. The table below illustrates our bank’s regulatory capital ratios at December 31, 2007.

	Piedmont Community Bank	Regulatory Minimum Requirements (Well Capitalized)
Leverage capital ratios	9.17%	5.00%
Risk-based capital ratios:
Tier 1 capital	9.17	6.00
Total capital	10.10	10.00

Off-Balance Sheet Arrangements

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

December 31 2007
Commitments to extend credit	$33,158,000
Letters of credit	20,000

$33,178,000

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

Contractual Obligations

We have various contractual obligations that we must fund as part of our normal operations. The following table shows aggregate information about our contractual obligations and the periods in which payments are due. The amounts and time periods are measured from December 31, 2007.

Payments due by period (in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Other borrowings	$14,100	$1,000	$—	$4,000	$9,100
Operating lease obligations	39	29	10	—	—
Time deposits	116,546	102,147	12,107	2,193	99
Construction commitments	1,700	1,700	—	—	—

Total	$132,385	$104,876	$12,117	$6,193	$9,199

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

Results of Operations For The Years Ended December 31, 2007 and 2006

The following is a summary of our operations for the years indicated:

	Year Ended December 31
	2007	2006
	(Dollars in Thousands)
Interest and dividend income	$13,458	$8,385
Interest expense	(7,825)	(4,320)

Net interest income	5,633	4,065
Provision for loan losses	(614)	(356)
Other income	330	405
Other expenses	(4,195)	(2,968)

Pretax income	1,154	1,146
Income tax expense	(485)	(410)
Minority interest	—	(4)

Net income	$669	$732

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

During 2007, average loans were $148.9 million, average securities were $11.3 million and average Federal funds sold were $2.8 million. Average interest-bearing liabilities total $152.4 million. The rate earned on average interest-earning assets was 8.08%. The rate paid on average interest-bearing liabilities was 5.13% which resulted in a net interest spread of 2.95%. The net interest margin, which is net interest income divided by average interest-earning assets, was 3.38%.

During 2006, average loans were $96.4 million, average securities were $8.1 million and average Federal funds sold were $1.0 million. Average interest-bearing liabilities total $90.6 million. The rate earned on average interest-earning assets was 7.91%. The rate paid on average interest-bearing liabilities was 4.77% which resulted in a net interest spread of 3.14%. The net interest margin was 3.83%.

The decrease in our net yield on average interest earning assets is primarily the result of the higher costs of funding which increased 36 basis points in 2007. The increases in yield on average interest-earning assets and rate paid on average interest-bearing liabilities is directly related to the increase in rates over the past year as the actual impact in yields lags behind the actual changes in rates.

Provisions for Loan Losses

Our management assesses the adequacy of the allowance for loan losses quarterly. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The allowance for loan loss consists of two components: (1) a specific amount representative of identified credit exposures that are readily predictable by the current performance of the borrower and underlying collateral; and (2) a general amount based upon historical losses that is then adjusted for various stress factors representative of various economic factors and characteristics of the loan portfolio. Even though the allowance for loan losses is composed of two components, the entire allowance is available to absorb any credit losses.

We establish the specific amount by examining impaired loans which are defined as containing one or more of the following characteristics: collectability of principal and interest from the borrower is in questions, the loan is on non-accrual or the loan has been restructured. Under generally accepted accounting principles, we may measure the loss either by (1) the observable market price of the loan; or (2) the present value of expected future cash flows discounted at the loan’s effective interest rate; or (3) the fair value of the collateral if the loan is collateral dependent. Because the majority of our impaired loans are collateral dependent, nearly all of our specific allowances are calculated based on the fair value of the collateral. As of December 31, 2007, we had $105,000 in specific loss allocations against specific loans in our evaluation of the allowance for loan losses.

We establish the general amount by taking the remaining loan portfolio (excluding those loans discussed above) with allocations based on historical losses in the total portfolio. The calculation of the general amount is then subjected to stress factors that are particularly subjective. The amount due to stress testing takes into consideration factors such as (1) the current economic condition and its impact on the industry; (2) the depth or experience in the lending staff; (3) any concentrations of credit (such as commercial real estate) in any particular industry group; (4) new banking laws or regulations; (5) past due trends; and (6) changes in lending policy or the quality of loan review. Risk ratings are applied to these factors to determine the amount of loan loss reserve necessary to adequately cover the potential losses which the bank could incur. The calculation is then reviewed and evaluated by management, who will use their best judgment to ensure the appropriateness of the reserve.

In assessing the adequacy of the allowance for loan losses, we also rely on an ongoing independent credit administration review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our credit administration review process includes the judgment of management, the input of our internal loan review function, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process.

Our provision for loan losses was $614,000 and $356,000 in 2007 and 2006, respectively. The amounts provided were due primarily to increased growth of the loan portfolio and to our assessment of the inherent risk in the portfolio. There were no net charge-offs in either 2007 or 2006. We had $570,000 in nonperforming loans (nonaccrual loans and loans past due 90 days or more) and other real estate owned at December 31, 2007. We did not have any nonperforming loans or other real estate owned at December 31, 2006. Based upon our evaluation of the loan portfolio, we believe our allowance for loan losses is adequate to meet any potential losses in the loan portfolio.

Non-interest Income

Non-interest income consists of service charges on deposit accounts, mortgage origination income and other miscellaneous income. We have a mortgage origination unit that generates fee income from the origination and processing of conventional residential mortgages. These loans are funded by investors in the secondary market and therefore are never recorded on our books. We record fee income on an accrual basis in the month in which the income is earned.

Non-interest income decreased $75,000 to $330,000 in 2007 as compared to $405,000 in 2006. The decrease is primarily due to a decrease of $124,000 in mortgage origination income from $281,000 in 2006 to $157,000 in 2007. This decrease was due to an overall decline in market conditions and a decrease in the number of applicants.

Non-interest Expense

Non-interest expenses for 2007 and 2006 consist of salaries and employee benefits of $2,252,000 and $1,677,000, equipment and occupancy expenses of $441,000 and $362,000, and other operating expenses of $1,502,000 and $929,000, respectively.

The increase in salaries and employee benefits of $575,000 over 2006 is primarily due to the addition of ten full time employees. The increase in equipment and occupancy expenses of $79,000 over 2006 is due primarily to increased depreciation of $99,000, decreased service contract expense of $14,000, and increased utilities expense of $20,000. The increase in other operating expenses of $573,000 over 2006 is due primarily to increased data processing expense of $14,000, increased postage and courier services of $35,000, increase in network support expense of $35,000, increased director committee expense of $43,000, increased shareholder communications of $35,000, increased accounting and auditing expenses of $123,000, increase in regulatory fees of $53,000 and increased phone service of $37,000. The increase in non-interest expenses is directly related to our overall growth and the opening of two additional branch offices during 2007.

Income Tax

Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires the asset and liability approach for financial accounting and reporting for deferred income taxes. We use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. See Note 7 to the Notes to Consolidated Financial Statements for additional detail.

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

We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance or adjust this allowance in a period, we must include an expense or benefit within the tax provision in the consolidated statement of income.

We have recorded on our consolidated balance sheet net deferred tax assets of $635,000. We believe there will be sufficient taxable income in the future to allow us to recover these deferred tax assets.

For the years ended December 31, 2007 and 2006, we recorded a provision for income tax expense of $485,000 and $411,000, respectively. This represented 42.0 % and 35.8% of our income before provision for income taxes 2007 and 2006, respectively. The increase in the effective tax rate and provision for income taxes in 2007 includes an adjustment of $33,000 related to the prior year.

Asset/Liability Management

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2007, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within this period and at different rates.

	Within Three Months	After Three Months but Within One year	After One Year but Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Federal funds sold	$6,113	$—	$—	$—	$6,113
Interest bearing deposits in banks	1,086	490	1,188	—	2,764
Securities	—	997	3,531	6,653	13,399
Loans	135,326	16,116	24,868	1,743	178,053

	142,525	17,603	29,587	9,614	199,329

Interest-bearing liabilities:
Interest-bearing demand and savings	58,226	—	—	—	58,226
Time deposits	15,088	84,975	16,384	99	116,546
Other borrowings	1,000	—	4,000	9,100	14,100

	74,314	84,975	20,384	9,199	188,872

Interest rate sensitivity gap	$68,211	$(67,372)	$9,203	$415	$10,842

Cumulative interest rate sensitivity gap	$68,211	$839	$10,042	$10,457

Interest rate sensitivity gap ratio	1.92	0.21	1.45	1.05

Cumulative interest rate sensitivity gap ratio	1.92	1.01	1.06	1.06

SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to the distribution of assets, liabilities and shareholders’ equity, the interest rates we experienced; our investment portfolio; our loan portfolio, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and allowance for loan losses; types of deposits and the return on equity and assets.

DISTRIBUTION OF ASSETS, LIABILITIES, AND

STOCKHOLDERS’ EQUITY:

INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balance Sheet:

The condensed average balance sheet for the years indicated is presented below in thousands:

	2007	2006
Assets
Cash and due from banks	$1,273	$1,086
Interest-bearing deposits in banks	3,359	1,584
Securities	10,487	6,508
Securities valuation account	(110)	(174)
Federal funds sold	2,820	967
Restricted equity securities	960	612
Loans (1)	148,881	96,390
Allowance for loan losses	(1,520)	(1,042)
Other assets	9,913	6,100

	$176,063	$112,031

Total interest-earning assets	$166,507	$106,061

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$5,700	$4,889
Interest-bearing demand and savings	50,294	12,407
Time deposits	89,619	69,472

	145,613	86,768
Other borrowings	12,499	8,744
Other liabilities	1,281	804

	159,392	96,316
Shareholders’ equity	16,670	15,715

	$176,063	$112,031

Total interest-bearing liabilities	$152,412	$90,623

(1)	Nonaccrual loans included in average loans were $29,000 and $0 in 2007 and 2006, respectively.

Interest Income and Interest Expense

The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Years Ended December 31,
	2007		2006
	Interest	Average Rate	Interest	Average Rate
INTEREST INCOME:
Interest and fees on loans (1)	$12,617	8.47%	$7,959	8.26%
Interest on taxable securities	492	4.69%	270	4.15%
Interest on federal funds sold	141	5.00%	48	4.96%
Interest on deposits in banks	160	4.76%	77	4.86%
Interest on other securities	48	5.00%	31	5.07%

Total interest income	13,458	8.08%	8,385	7.91%

INTEREST EXPENSE:
Interest on interest-bearing demand and savings	2,456	4.88%	529	4.26%
Interest on time deposits	4,823	5.38%	3,355	4.83
Interest on other borrowings	546	4.37%	436	4.99

Total interest expense	7,825	5.13%	4,320	4.77%

NET INTEREST INCOME	$5,633		$4,065

Net interest spread		2.95%		3.14%
Net yield on average interest-earning assets		3.38%		3.83%

(1)	Interest and fees on loans include $330,000 and $227,000 of loan fee income for the year ended December 31, 2007 and 2006, respectively. Interest income recognized on nonaccrual loans during 2007 and 2006 was insignificant.

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

	Year Ended December 31, 2007 vs. 2006 Changes Due to:
	Rate	Volume	Net
	(Dollars in Thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$207	$4,451	$4,658
Interest on taxable securities	39	183	222
Interest on federal funds sold	—	93	93
Interest on deposits in banks and other	(2)	85	83
Interest on other securities	—	17	17

Total interest income	244	4,829	5,073

Expense from interest-bearing liabilities:
Interest on interest-bearing demand and Savings	88	1,839	1,927
Interest on time deposits	414	1,054	1,468
Interest on other borrowing	(59)	169	110

Total interest expense	443	3,062	3,505

Net interest income	$(199)	$1,767	$1,568

INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities held to maturity at December 31, 2007 and 2006 are summarized as follows:

	December 31,
	2007	2006
	(Dollars in Thousands)
State and county municipal bonds	$2,000	$645

The carrying amounts of securities available for sale at December 31, 2007 and 2006 are summarized as follows:

	December 31,
	2007	2006
	(Dollars in Thousands)
Government sponsored agencies	$7,425	$4,486
Mortgage-backed securities	1,858	1,677

	$9,283	$6,163

Maturities

The amounts of debt securities, including the weighted average yield in each category as of December 31, 2007, are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years. Restricted equity securities are not included in the table because they have no contractual maturity.

	One year or less		After one year through five years		After five years through ten years
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Government sponsored agencies	$997	3.85%	$3,058	4.94%	$1,359	5.28%
State and county municipal	—	—	173	3.38%	201	4.00%
Mortgage-backed securities	—	—	300	4.50%	185	4.50%

	$997		$3,531		$1,745

	After ten years		Total
	Amount	Yield(1)	Amount	Yield(1)
Government sponsored agencies	$2,011	6.00%	$7,425	5.14%
State and county municipal	1,625	4.48%	1,999	4.34%
Mortgage-backed securities	1,374	5.02%	1,859	4.89%

	$5,010		$11,283

(1)	The weighted average yield were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

LOAN PORTFOLIO

Types of Loans

The amount of loans outstanding at December 31, 2007 and 2006 is shown in the following table according to the type of loan.

	2007	2006
	(Dollars in Thousands)
Commercial	$19,032	$6,946
Real estate-construction	37,310	25,002
Real estate-mortgage	19,213	12,847
Real estate-commercial	100,505	72,088
Consumer installment and other	1,993	2,109

	178,053	118,992
Deferred loan fees	(18)	(65)
Allowance for loan losses	(1,849)	(1,235)

Loans, net	$176,186	$117,692

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 2007 are shown in the following table according to contractual maturity classification one year or less, after one year through five years, and after five years.

(Dollars in Thousands)
Revolving, Open-end 1-4 family
One year or less	$2,448
After one year through five years	292
After five years	—

2,740

Closed-end 1-4 family
One year or less	10,363
After one year through five years	7,691
After five years	7,054

25,108

Construction and Land Development
One year or less	87,046
After one year through five years	21,494
After five years	27

108,567

Nonfarm, Nonresidential
One year or less	9,568
After one year through five years	20,273
After five years	2,868

32,709

Commercial and Industrial
One year or less	4,453
After one year through five years	2,945
After five years	—

7,398

Other
One year or less	908
After one year through five years	605
After five years	—

1,513

$178,035

The following table summarizes loans at December 31, 2007 with due dates after one year that have predetermined and floating or adjustable interest rates.

December 31, 2007
(Dollars in Thousands)
Predetermined interest rates	$27,705
Floating or adjustable interest rates	35,544

$63,249

Risk Elements

Information with respect to nonaccrual, past due, and restructured loans is as follows:

	December 31,
	2007	2006
	(Dollars in Thousands)
Nonaccrual loans	$128	$—
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	200	—
Restructured loans	—	—
Potential problem loans	3,306	—
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	5	—
Interest income that was recorded on nonaccrual and restructured loans	1	—

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured. The increase in potential problem loans at December 31, 2007 as compared to 2006 consists of 7 loan relationship of which we have determined that a specific allowance of approximately $105,000 is required at December 31, 2007.

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

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes average loan balances for the year determined using the daily average balances during the year; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense and the ratio of net charge-offs during the year to average loans.

	Year Ended December 31
	2007	2006
	(Dollars in Thousands)
Average amount of loans outstanding	$148,881	$96,390

Balance of allowance for loan losses at beginning of year	$1,235	$879

Loans charged off
Installment loans	—	(2)
Loans recovered
Installment loans	—	2

Net charge-offs	—	—

Additions to allowance charged to operating expense during year	614	356

Balance of allowance for loan losses at end of year	$1,849	$1,235

Ratio of net loans charged off during the year to average loans outstanding	.00%	.00%

The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions that may affect the borrower’s ability to pay and the underlying collateral value of the loans. In making this evaluation we rely to some extent on information provided to us by selling banks with respect to loan participations that we purchase. As of December 31, 2007 we had purchased a total of $19.2 million in loan participations, which constituted approximately 10.8% of our total loan portfolio. While we generally apply the same underwriting standards to loan participations as we do to loans we originate, we may experience a loss if we are unable to detect inaccuracies in the information provided by the selling bank. Please see a further discussion of our evaluation of the allowance for loan losses under the caption “Provision for Loan Losses” included in this discussion. Management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

As of December 31, 2007 and 2006, our allocation of the allowance for loan losses does not specifically correspond to the categories of loans listed below. Based on our best estimate, the allocation for loan losses to type of loans, as of the indicated dates, is as follows:

	December 31, 2007		December 31, 2006
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in Thousands)
Commercial	$203	11%	$74	6%
Real estate – construction	388	21	259	21
Real estate – mortgage	203	11	136	11
Real estate – commercial	1,036	56	741	60
Consumer installment	19	1	25	2

	$1,849	100%	$1,235	100%

DEPOSITS

The average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits and savings deposits, and time deposits, for the period of operations is presented below.

	Years Ended December 31,
	2007 (1)		2006 (1)
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$5,700	—%	$4,889	—%
Interest-bearing demand deposits and savings	50,294	4.88	12,407	4.26
Time deposits	89,619	5.38	69,472	4.83

	$145,613		$86,768

(1)	Average balances were determined using the daily average balances during the year.

The aggregate amount of time deposits issued in denominations of $100,000 or more as of December 31, 2007 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

(Dollars in Thousands)
Three months or less	$3,089
Over three months through six months	8,229
Over six months through twelve months	22,344
Over twelve months	7,121

Total	$40,783

We had brokered deposits of $16,495,000 and $9,354,000 at December 31, 2007 and 2006, respectively.

RETURN ON ASSETS AND SHAREHOLDERS’ EQUITY

The following rate of return information for the year indicated is presented below.

	Year Ended December 31
	2007	2006
	(Dollars in Thousands)
Return on assets (1)	0.37%	0.65%
Return on equity (2)	4.01%	4.66%
Dividend payout ratio (3)	—%	—%
Equity to assets ratio (4)	9.47%	14.03%

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share of common stock divided by net income per share.
(4)	Average equity divided by average total assets.

ITEM 7.	FINANCIAL STATEMENTS

The following consolidated financial statement are included on Exhibit 13.1 of this Annual Report on Form 10-KSB:

Consolidated Balance Sheets – December 31, 2007 and 2006

Consolidated Statements of Income and Other Comprehensive Income – December 31, 2007 and 2006

Consolidated Statements of Changes in Shareholders’ Equity – Years Ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows – Years Ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive and principal financial officers believe that our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) or 15(d)-15(e), are effective. This conclusion was based on an evaluation of these controls and procedures as of the end of the fourth quarter of 2007.

Changes in Internal Controls

There have been no changes over financial reporting in our internal control over financial reporting that occurred during the fourth quarter of 2007 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2007, our internal controls over financial reporting were effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Principal Financial and Accounting Officer, of the design and operation of our disclosure controls and procedures.

Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Code of Ethics

We have adopted a code of ethics that applies to our officers and employees. Although the code does not satisfy all of the criteria set forth in Item 406(b) of the Securities and Exchange Commission’s Regulation S-B, we believe that it is reasonably designed to promote ethical conduct and prevent conflicts of interest. Because the existing code accomplishes these objectives, we did not believe that it was necessary to adopt an additional code of ethics that complies with the SEC’s definition at this time, although we may do so in the future. Upon written request, a copy of our Code of Ethics will be furnished to shareholders without charge. Please direct your written request to Julie Simmons, Piedmont Community Bank, P.O. Box 1669, Gray, Georgia 31032.

The remaining information required by this Item is incorporated by reference to the information under the headings “Directors and Executive Officers”, “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, and “Meetings and Committees of the Board of Directors” in the 2008 Proxy Statement.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information under the heading “Executive Compensation” in the 2008 Proxy Statement.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information relating to the Company’s equity compensation plans as of December 31, 2007:

Equity compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights. (a)	Weighted- average exercise price of outstanding options, warrants and rights. (b)	Number of securities remaining for future issuance under equity compensation plan (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	380,705	$11.68	2,797
Equity compensation plans not approved by security holders	—	—	—

Total	380,705	$11.68	2,797

The remaining information required by this item is incorporated by reference to the information under the heading “Common Stock Ownership” in the 2008 Proxy Statement

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information under the headings “Directors and Executive Officers” and “Certain Relationships and Related Transactions” in the 2008 Proxy Statement.

ITEM 13.	EXHIBITS

A list of the exhibits required by Item 601 of Regulation S-B is shown on the “Index to Exhibits” that follows the signature page to this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the heading “Independent Public Accountant” in the 2008 Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIEDMONT COMMUNITY BANK GROUP, INC.

Date:	March 31, 2008

BY:	/s/ ROBERT D. HULSEY, JR.
ROBERT D. HULSEY, JR.
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2008.

Signature	Title

/s/ Franklin J. Davis	Director
Franklin J. Davis

/s/ Robert D. Hulsey, Jr.	Director, Chief Executive Office
Robert D. Hulsey, Jr.

/s/ Christine A. Daniels	Director, Secretary
Christine A. Daniels

/s/ James R. Hawkins	Director
James R. Hawkins

/s/ Arthur Goolsby	Director
Arthur Goolsby

/s/ Mickey Parker	Director, President
Mickey Parker

/s/ Julie Simmons	Chief Financial Officer and Accounting Officer
Julie Simmons

/s/ Dr. John A. Hudson	Director, Chairman
Dr. John A. Hudson

/s/ Angela M. Tribble	Director
Angela M. Tribble

/s/ Zelma A. Redding	Director
Zelma A. Redding

/s/ Terrell L. Fulford	Director, Vice Chairman
Terrell L. Fulford

/s/ Robert C. McMahan	Director
Robert C. McMahan

/s/ Joseph S. Dumas	Director
Joseph S. Dumas

/s/ Roy H. Fickling	Director
Roy H. Fickling

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Merger Agreement and Plan of Reorganization dated April 26, 2006 by and among the Registrant, Piedmont Community Bank and PCB Interim Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K12G3 filed with the SEC on February 8, 2007 – File No. 000-52453).

3.1	Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K12G3 filed with the SEC on February 8, 2007 – File No. 000-52453).

3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K12G3 filed with the SEC on February 8, 2007 – File No. 000-52453).

4.1	Instruments Defining Rights of Security Holders (see articles of incorporation at exhibit 3.1 hereto and bylaws at Exhibit 3.2 hereto).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Form SB-2 filed with the SEC on September 20, 2007 – File No. 333-146206).

10.1	Piedmont Community Bank Group 2006 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form SB-2 filed with the SEC on September 20, 2007 – File No. 333-146206). *

10.2	Employment agreement with R. Drew Hulsey, Jr. dated February 16, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form SB-2 filed with the SEC on September 20, 2007 – File No. 333-146206). *

10.3	Employment agreement with Mickey Parker dated February 16, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form SB-2 filed with the SEC on September 20, 2007 – File No. 333-146206). *

10.4	Employment agreement with M. Cole Davis dated June 13, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form SB-2 filed with the SEC on September 20, 2007 – File No. 333-146206). *

10.5	Employment Agreement with Julie Simmons dated February 16, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form SB-2 filed with the SEC on September 20, 2007 – File No. 333-146206). *

10.6	Form of Sales Agency Agreement between Piedmont Community Bank Group, Inc. and SAMCO Capital Markets (incorporated by reference to Exhibit 10.6 to the Registrant’s Form SB-2 filed with the SEC on September 20, 2007 – File No. 333-146206).

13.1	Consolidated Financial Statements

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Form SB-2 filed with the SEC on September 20, 2007 – File No. 333-146206).

31.1	Rule 13a-14(a) Certification by Registrant’s Principal Executive Officer

31.2	Rule 13a-14(a) Certification by Registrant’s Principal Financial and Accounting Officer

32.1	Rule 13a-14(b) Certification by Registrant’s Principal Executive Officer and Principal Financial Officer

*	Denotes management contract or compensatory plan or arrangement.