Form 10-Q
period 2008-03-31
Piedmont Community Bank Group, Inc.
filed 2008-05-15
CIK 1388337

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐        Accelerated filer  ☐

Non-accelerated filer  ☐        Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 25, 2008:1,630,734 shares, no par value per share.

PIEDMONT COMMUNITY BANK GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

PIEDMONT COMMUNITY BANK GROUP, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2008 and December 31, 2007

	March 31, 2008 (unaudited)	December 31, 2007
ASSETS
Cash and due from banks	$2,505,955	$1,570,492
Interest-bearing deposits in banks	3,634,234	2,764,112
Federal funds sold	5,807,000	6,113,000
Securities held to maturity, at cost (fair value of $1,988,055 and $1,977,994, respectively)	1,994,616	1,999,674
Securities available for sale, at fair value	8,194,515	9,283,207
Restricted equity securities, at cost	1,326,330	1,115,730
Loans, less allowance for loan losses of $1,943,536 and $1,849,044, respectively	185,054,250	176,185,526
Accrued interest receivable	1,899,567	1,920,920
Premises and equipment, net	8,439,937	7,541,387
Other real estate owned	1,666,172	241,821
Bank owned life insurance	3,554,761	3,512,212
Other assets	869,752	792,860

Total assets	$224,947,089	$213,040,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$4,614,173	$5,663,482
Interest-bearing	183,885,108	174,772,117

Total deposits	188,499,281	180,435,599
Accrued interest payable	1,192,307	947,614
Other borrowings	17,411,933	14,100,000
Other liabilities	579,051	387,261

Total liabilities	207,682,572	195,870,474

Shareholders’ equity:
Common stock, no par value, 10,000,000 shares authorized; 1,630,734 shares issued and outstanding	16,158,520	16,089,274
Undivided profits	1,103,245	1,073,576
Accumulated other comprehensive income	2,752	7,617

Total shareholders’ equity	17,264,517	17,170,467

Total liabilities and shareholders’ equity	$224,947,089	$213,040,941

See accompanying notes to unaudited consolidated financial statements

PIEDMONT COMMUNITY BANK GROUP, INC.

AND SUBSIDIARY

Consolidated Statements of Income and Other Comprehensive Income

For the Three Months Ended March 31, 2008 and 2007

(unaudited)

	March 31, 2008	March 31, 2007
Interest and dividend income:
Loans, including fees	$3,230,342	$2,633,775
Securities available for sale	114,136	85,286
Securities held to maturity	21,579	12,317
Interest-bearing deposits in banks	30,885	41,602
Federal funds sold	17,002	53,213
Dividends	13,686	9,553

	3,427,630	2,835,746

Interest expense:
Deposits	2,044,928	1,512,943
Other borrowings	159,317	105,660

	2,204,245	1,618,603

Net interest income	1,223,385	1,217,143
Provision for loan losses	274,500	137,000

Net interest income after provision for loan losses	948,885	1,080,143

Noninterest income:
Service charges on deposit accounts	37,374	28,326
Mortgage origination income	30,906	51,783
Gain on sales of securities	63,812	—
Other	105,498	14,719

	237,590	94,828

Noninterest expense:
Salaries and employee benefits	661,828	513,204
Equipment and occupancy	116,705	103,147
Other operating	381,925	317,727

	1,160,458	934,078

Income before provision for income taxes (benefits)	26,017	240,893
Provision for income taxes (benefits)	(3,649)	128,131

Net income	29,666	112,762
Other comprehensive loss:
Unrealized gains (losses) on securities available for sale arising during period, net of tax	37,251	(1,678)
Reclassification adjustment for realized gains on sales of securities available for sale, net of tax	(42,116)	—

Comprehensive income	$24,801	$111,084

Income per share:
Basic	$0.02	$0.07

Diluted	$0.02	$0.07

See accompanying notes to unaudited consolidated financial statements

PIEDMONT COMMUNITY BANK GROUP, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2008 and 2007

(unaudited)

	March 31, 2008	March 31, 2007
Cash flow from operating activities:
Net income	$29,666	$112,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,408	56,809
Provision for loan losses	274,500	137,000
Increase in cash surrender value of life insurance	(42,549)	—
Share based compensation cost	69,246	69,246
Deferred taxes	(59,595)	(65,081)
Decrease (increase) in accrued interest receivable	21,353	(215,201)
Increase in accrued interest payable	244,693	56,467
Loss on sale of other real estate	599	—
Gains on foreclosure	(58,138)	—
Gain on sale of securities available for sale	(63,812)	—
Net other operating activities	(109,283)	(489,177)

Net cash flow provided by (used in) operating activities	403,088	(337,175)

Cash flow from investing activities:
Net increase in loans	(10,837,923)	(13,517,279)
Net decrease (increase) in federal funds sold	306,000	(4,868,632)
Net increase in interest-bearing deposits in banks	(870,122)	(684,000)
Purchases of restricted equity securities	(210,600)	(203,100)
Purchases of securities available for sale	(4,549,357)	(2,583,120)
Proceeds from sale of securities available for sale	2,999,675	—
Proceeds from maturities of securities available for sale	2,570,698	72,721
Purchase of securities held to maturity	—	(875,000)
Proceeds from maturities of securities held to maturity	5,000	56
Purchases of premises and equipment	(983,221)	(118,371)
Proceeds from sale of other real estate	266,921	—

Net cash flow used in investing activities	(11,302,929)	(22,776,725)

Cash flow from financing activities:
Net increase in deposits	8,063,682	21,548,572
Net decrease in Federal funds purchased	—	(1,977,500)
Proceeds from Federal Home Loan Bank advances	1,800,000	3,000,000
Proceeds from other borrowings	1,971,622	—

Net cash flow provided by financing activities	11,835,304	22,571,072

Net increase (decrease) in cash and due from banks	935,463	(542,828)
Cash and due from banks at beginning of period	1,570,492	1,659,993

Cash and due from banks at end of period	$2,505,955	$1,117,165

Supplemental schedule of noncash investing and financing activities –
Change in accumulated other comprehensive loss	$4,865	$1,678

Transfer of loans to other real estate	$1,694,699	$—

Supplemental disclosures of cash flow information – Cash paid for:
Interest	$1,959,552	$1,562,136

Income taxes	$70,223	$743,258

See accompanying notes to unaudited consolidated financial statements

PIEDMONT COMMUNITY BANK GROUP, INC.

AND SUBSIDIARY

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

The Bank is a commercial bank headquartered in Gray, Jones County, Georgia. The Bank provides a full range of banking services in its primary market areas of Jones, Bibb, Monroe, Houston, Greene, Baldwin, Putnam and the surrounding counties.

The accompanying consolidated financial statements of the Company are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2007.

All significant intercompany transactions and balances have been eliminated in consolidation. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations for the interim period ended March 31, 2008.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts. Actual results could differ from those estimates. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

2.	Stock Compensation Plan

At March 31, 2008, the Company had a stock-based employee/director compensation plan which is more fully described in Note 1 of the consolidated financial statements in the Annual Report on Form 10-KSB for the year ended December 31, 2007. A total of 383,502 shares have been reserved under the Plan. As of March 31, 2008, the Company had 380,705 options outstanding.

The Company recorded stock based compensation expense of $69,246 and $69,246 for the three months ended March 31, 2008 and 2007, respectively. Income tax benefits recognized for the three months ended March 31, 2008 and 2007 was $14,129 and 13,962, respectively.

At March 31, 2008, there was approximately $248,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 0.66 years.

No options have been granted or exercised in 2008. As of March 31, 2008, 284,685 options were exercisable with a weighted-average exercise price of $11.67 per share.

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

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended March 31,
	2008	2007
Basic earnings per share:
Weighted average common shares outstanding	1,630,734	1,630,762

Net income	$29,666	$112,762

Basic earnings per share	$0.02	$0.07

Diluted earnings per share:
Weighted average common shares outstanding	1,630,734	1,630,762
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	—	32,736

Total weighted average common shares and common stock equivalents outstanding	1,630,734	1,663,498

Net income	$29,666	$112,762

Diluted earnings per share	$0.02	$0.07

4.	Loans

The composition of loans is summarized as follows:

	March 31,
	2008	2007
Commercial	27,336,727	$8,743,452
Real estate-construction	39,028,662	31,615,975
Real estate – mortgage	17,881,309	13,929,319
Real estate – commercial	100,689,164	76,098,814
Consumer installment and other	2,093,364	2,166,928

	187,029,226	132,554,488
Deferred loan fees	(31,440)	(109,689)
Allowance for loan losses	(1,943,536)	(1,372,044)

Loans, net	$185,054,250	$131,072,755

5.	Fair Value Measurement

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157 on January 1, 2008. In February 2008, the Financial Accounting Standards Board (FASB) issued a FASB Staff Position (FSP) which permits delayed application of the provisions of SFAS 157 to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. Since the Company has elected to delay application of the provisions of SFAS 157 to nonfinancial assets and liabilities in scope of this FSP, the information disclosed below does not consider the impact that SFAS 157 would have on such nonfinancial assets and liabilities. The major categories of assets and liabilities that are recognized or disclosed at fair value for which the provisions of SFAS 157 have not been applied include nonfinancial long-lived assets measured at fair value for an impairment assessment under SFAS 144.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Directly or indirectly observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets: quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates); or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities would include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurements using:
	Fair value at March 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale (1)	$8,195	$—	$8,195	$—

(1)	Securities available for sale as of March 31, 2008 per the Consolidated Statements of Condition include $1.3 million in nonmarketable equity securities (Federal Home Loan Bank stock and Silverton Bank stock). As these securities are accounted for under the cost method, they are not included in the table above.

The valuation techniques used to measure fair value for the items in the table above are as follows:

•

Securities available for sale – The fair value of securities available for sale equals quoted market prices, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange. Level 2 securities include mortgage-backed securities, other pass-through securities and collateralized mortgage obligations of government sponsored entities (GSE’s) and private issuers and obligations of states and political subdivision.

Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. For assets measured at fair value on a nonrecurring basis in the first quarter of 2008 that were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at quarter end.

	Carrying value at March 31, 2008:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Impaired loans	$2,583	$—	$—	$2,583
Foreclosed loans	1,666	—	—	1,666

The valuation techniques used to measure fair value for the items in the table above are as follows:

•

Loans – Nonrecurring fair value adjustments to loans reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. Since the market for impaired loans is not active, loans subjected to nonrecurring fair value adjustments based on the loan’s observable market price are generally classified as Level 2. Loans subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classifies as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation. When appraisals are used to determine impairment and these appraisals are based on a market approach incorporating a dollar-per-square-foot multiple, the related loans are classified as Level 2. If the appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

6.	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years after November 15, 2007. The adoption of this standard did not have a material impact on the financial condition or results of operation of the Company.

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

Introduction

Through our bank subsidiary we perform banking services customary for full service banks of similar size and character. We offer personal and business checking accounts, interest-bearing checking accounts, savings accounts and various types of certificates of deposit. We also offer commercial loans, installment and other consumer loans, home equity loans, home equity lines of credit, construction loans and mortgage loans. In addition, we provide such services as official bank checks and traveler’s checks, direct deposit and United States Savings Bonds. We provide other customary banking services including ATM services, safe deposit facilities, money transfers, and individual retirement accounts.

Overview

Our loan and deposit growth has continued into the first quarter of 2008. We currently expect that this growth will remain steady throughout 2008 due to the continued growth of the three new branches that we have opened since July 2006. Our growth, however, may be tempered somewhat if the economic slowdown that has affected certain larger metropolitan areas spreads further to our markets. So far, the real estate market in the communities that we serve has shown only moderate signs of weakness. Real estate prices in our market areas have declined only marginally, although sales volumes and new housing starts have slowed more significantly. In our own portfolio we have experienced an increase in other real estate owned, which consists of foreclosed properties, from approximately $284,000 at December 31, 2007 to approximately $1.6 million at March 31, 2008. The majority of this increase is attributable to one lending relationship. The number and amount of our delinquent loans dropped from 15 with an aggregate balance of approximately $2.6 million at December 31, 2007 to 13 with an aggregate balance of approximately $2.0 million at March 31, 2008. The decline, however, was caused by the fact that we foreclosed on six properties during the first quarter, which explains the increase in other real estate. While we have seen some softening, we have not experienced, and currently do not anticipate, any widespread deterioration in our overall loan portfolio.

While our markets have held up relatively well, the broader financial services industry has been significantly impacted by a downturn in the residential housing market and the collapse of subprime lending. We believe that the relative stability of real estate prices in our markets is largely attributable to the fact that our markets did not experience the large amount of over-building that plagued some other markets such as the Metropolitan Atlanta market. However, we have been directly impacted by the interest rate reductions initiated by the Federal Reserve in response to the broad market conditions. Because our loans generally reprice more quickly than our deposits, the declining interest rate environment has significantly compressed our net interest margin. In fact, our net interest income for the first quarter of 2008, which was approximately $1.2 million, was relatively unchanged from the first quarter of 2007 despite the fact that our average loans during the period increased from $124 million to $186 million. After deducting higher other expenses that are attributable to our growth, our net income dropped to approximately $30,000 for the first quarter of 2008 as compared to approximately $112,000 for the first quarter of 2007. We expect, however, that our net interest margin will improve over the next several months as we have approximately $50 million in maturing deposits over this period that should reprice at lower rates.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2007 as filed in our annual report on Form 10-KSB.

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

Asset Quality

A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. Our directive in this regard is carried out through our policies and procedures for extending credit to our customers. The goal of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition. Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio.

Our management assesses the adequacy of the allowance for loan losses quarterly. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The allowance for loan loss consists of two components: (1) a specific amount representative of identified credit exposures that are readily predictable by the current performance of the borrower and underlying collateral; and (2) a general amount based upon historical data that is then adjusted for various stress factors representative of various economic factors and characteristics of the loan portfolio.

The allowance for loan losses increased by $94,000 for the first quarter of 2008 as compared to an increase of $137,000 for the first quarter of 2007. Provisions for loan losses of $274,500 were made primarily due to loan growth and our assessment of inherent risk in the loan portfolio. These provisions were offset by $180,000 which was charged-off to the reserve for adjustments to collateral values at foreclosure and for reversal of prior year interest on loans placed in non-accrual status. The allowance for loan losses as a percentage of total loans was 1.04% at both March 31, 2008 and December 31, 2007. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible.

The allowance for loan losses is established and adjusted through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectability of the principal is unlikely. Subsequent recoveries are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, concentration and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses, and may require us to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are identified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Information with respect to nonaccrual, past due and restructured loans is as follows:

	March 31,
	2008	2007
	(Dollars in Thousands)
Nonaccrual loans	$535	$—
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	752	—
Restructured loans	—	—
Potential problem loans	2,583	12
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	24	—
Interest income that was recorded on nonaccrual and restructured loans	12	—

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

Information regarding certain loans and allowance for loan loss data is as follows:

	March 31,
	2008	2007
	(Dollars in Thousands)
Average amount of loans outstanding	$185,871	$124,451

Balance of allowance for loan losses at beginning of period	1,849	1,235

Loans charged off:
Commercial and financial	(180)	—
Real estate mortgage	—	—
Installment	—	—

	(180)	—

Loans recovered:
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	—	—

	—	—

Net (charge-offs) recoveries	(180)	—

Additions to allowance charged to operating expense during period	275	137

Balance of allowance for loan losses at end of period	$1,944	$1,372

Ratio of net loans charged off during the period to average loans outstanding	0.10%	0.00%

Liquidity and Capital Resources

Liquidity management involves the matching of the cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs, and our ability to meet those needs. We strive to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-bearing liabilities so that the balance we have in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, we maintain relationships with correspondent banks, which could provide us funds on short notice, if needed.

Our liquidity and capital resources are monitored daily by management and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, our liquidity ratio at March 31, 2008 was considered satisfactory. At that date, our short-term investments and available Federal Funding were adequate to cover any reasonably anticipated immediate need for funds. At March 31, 2008, we had unused available Federal Fund lines of $12,500,000 and unused Federal Home Loan Bank borrowing capacity of approximately $1,975,000.

As of March 31, 2008 we had an increased liquidity position compared to year end 2007 as total cash and due from banks amounted to $2.0 million, representing 0.91% of total assets as compared to 0.74% as of December 31, 2007. Investment securities available-for-sale amounted to $8.2 million and interest-bearing deposits in banks amounted to $3.6 million, representing 3.65% and 1.62% of total assets, respectively. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities is a source of liquidity. For the three months ended March 31, 2008, total deposits increased from $180.4 million at December 31, 2007 to $188.5 million at March 31, 2008. Of this total, however, approximately $114.5 million, or 60.7%, represent time deposits that are scheduled to mature within one year. Furthermore, we intend to continue to rely heavily on short-term time deposits as a primary source of funding for the foreseeable future. If we are unable to offer a competitive rate as these deposits mature, we could lose a substantial amount of deposits within a short period of time, which would strain our liquidity. While we consider this scenario to be unlikely, our net interest income and profitability would be negatively affected if we have to increase rates to maintain deposits.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Our capital ratios have declined over the last couple of years largely because of our rapid growth. We have filed a registration statement with the Securities and Exchange Commission for the sale of $3 million in common stock and anticipate that this offering will commence during the second quarter of 2008. We expect that our capital ratios will improve as proceeds from this offering are collected and will then decline as these proceeds are invested in loans or used to expand our branch network. If we are successful in implementing our expansion program, we expect our profitability to increase, which would improve our capital position. The table below illustrates our bank’s regulatory capital ratios at March 31, 2008.

	Piedmont Community Bank	Regulatory Minimum Requirements (Well Capitalized)
Leverage capital ratios	9.03%	5.00%
Risk-based capital ratios:
Tier 1 capital	9.20	6.00
Total capital	10.11	10.00

During the first quarter of 2008, the holding company obtained a $5,000,000 revolving line of credit from Nexity Bank for the purpose of capital injection into the Bank as needed. During March we advanced $2,511,933 on the line, using $1,011,933 to payoff and close a line of credit with Silverton Bank and infusing $1,500,000 into the bank in the form of capital. We have additional borrowing capacity on the line of approximately $2,488,000.

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

March 31, 2008
Commitments to extend credit	$36,751,000
Letters of credit	20,000

$36,771,000

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

Financial Condition

Our total assets grew by 5.37% for the first three months of 2008. Deposit growth of $8.1 million and additional FHLB borrowings of $1.8 million were used to fund net loan growth of almost $8.9 million. Loan demand continues to be relatively strong in our primary market areas of Jones, Baldwin, Bibb, Monroe, Houston, Greene and Putnam counties. Our loan to deposit ratio has increased slightly from 98.7% as of December 31, 2007 to approximately 99.2% as of March 31, 2008. Shareholders’ equity has increased by $94,000 due to net income of $30,000, recognition of stock based employee compensation cost of $69,000 net of the decrease in unrealized gains on investment securities of $5,000.

Results of Operations For The Three Months Ended March 31, 2008 and 2007

Interest Income and Interest Expense

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets. Our net interest margin was 2.44% for the three months ended March 31, 2008, compared to 3.47% for the same period in 2007, a decrease of 103 basis points. The decrease was caused by the recent interest rate reductions initiated by the Federal Reserve and the fact that our loans generally reprice more quickly than our deposits. Our average rate paid on interest-bearing liabilities decreased to 4.59% for the first three months of 2008 as compared to 5.18% for the first three months of 2007. Despite the decline in net interest margin we still produced higher net interest income due to the increase in the volume of our loans. We continue to experience growth in loans and deposits while maintaining our competitive pricing.

The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Three months ended March 31, 2008		Three months ended March 31, 2007
	Interest	Average Rate	Interest	Average Rate
INTEREST INCOME:
Interest and fees on loans (1)	$3,230	7.05%	$2,634	8.58%
Interest on taxable securities	136	4.92%	98	4.52%
Interest on federal funds sold	17	3.42%	53	5.22%
Interest on deposits in banks	31	3.93%	41	4.68%
Interest on other securities	13	4.84%	10	5.01%

Total interest income	3,427	6.83%	2,836	8.11%

INTEREST EXPENSE:
Interest on interest-bearing demand and savings	515	3.49%	402	5.01%
Interest on time deposits	1,530	5.18%	1,111	5.34%
Interest on other borrowings	159	4.32%	106	4.31%

Total interest expense	2,204	4.59%	1,619	5.18%

NET INTEREST INCOME	$1,223		$1,217

Net interest spread		2.24%		2.94%
Net interest margin		2.44%		3.47%

(1)	Interest and fees on loans include $59,000 and $70,000 of loan fee income for the three months ended March 31, 2008 and 2007, respectively. Interest income recognized on nonaccrual loans during 2008 and 2007 was insignificant.

Provisions for Loan Losses

Our provision for loan losses was $274,500 for the first quarter of 2008. Our allowance for loan losses increased $95,000 from $1,849,000 as of December 31, 2007 to $1,944,000 as of March 31, 2008. The increase is due to the provisions of $275,000 recorded in the first three months of 2008 as a result of the increase in loan volume, increased net charged-offs, and increases in problem loans as compared to December 31, 2007.

Noninterest Income

Non-interest income consists of service charges on deposit accounts, mortgage origination income and other miscellaneous income. We have a mortgage origination department that generates fee income from the origination and processing of conventional residential mortgages. These loans are funded by investors in the secondary market and therefore are never recorded on our books. We record fee income on an accrual basis in the month in which the income is earned.

Noninterest income increased by approximately $143,000 for the first quarter of 2008 as compared to the same period in 2007. Increases in gains on foreclosure of $58,000, bank owned life insurance income of $43,000 and gains on sale of securities of $64,000 account for the majority of the quarter’s increase in noninterest income. The increase in other components of noninterest income is attributable to our overall growth in deposits and branch expansion.

Noninterest Expenses

Noninterest expenses increased by approximately $226,000 or 24.24% for the first quarter of 2008 compared to the same period in 2007. The increase is due largely to an increase in salaries and employee benefits expense of $149,000 associated with additions to staff due to our growth and the opening of our Bass Road, Forsyth Road and Lake Oconee locations and normal increases in salaries and benefits. Net equipment and occupancy expenses and other operating expense increased $14,000 and $64,000, respectively, for the three month period primarily due to our opening of new branches.

Income Taxes

We have recorded an income tax benefit of $3,649 for the three months ended March 31, 2008. This represents (14.0)% of income before income tax benefits for the three months ended March 31, 2008. The decrease in our effective tax rate as compared to the same period in 2007 is primarily due to the nontaxable income related to bank owned life insurance. The comparable effective tax rate for the same period in 2007 was 53.2%, which included an adjustment of $32,945 related to the prior year.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This disclosure required under this Item is not applicable since we qualify as a smaller reporting company.

ITEM 4T.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934. We continually review our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no changes in our internal control over financial reporting during the first quarter 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None other than routine litigations that is incidental to our business.

ITEM 1A.	RISK FACTORS

This disclosure required under this Item is not applicable since we qualify as a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIEDMONT COMMUNITY BANK GROUP, INC.
(Registrant)

May 15, 2008	/s/ Drew Hulsey
Date	Drew Hulsey, C.E.O.
(Principal Executive Officer)

May 15, 2008	/s/ Julie Simmons
Date	Julie Simmons, C.F.O.
(Principal Financial and Accounting Officer)