Form 10-Q
period 2008-06-30
Piedmont Community Bank Group, Inc.
filed 2008-08-14
CIK 1388337

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 8, 2008:1,630,734 shares, no par value per share.

PIEDMONT COMMUNITY BANK GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

PIEDMONT COMMUNITY BANK GROUP, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2008 and December 31, 2007

	June 30, 2008 (unaudited)	December 31, 2007
ASSETS
Cash and due from banks	$2,960,764	$1,570,492
Interest-bearing deposits in banks	3,347,270	2,764,112
Federal funds sold	3,079,000	6,113,000
Securities held to maturity, at cost (fair value of $1,971,003 and $1,977,994, respectively)	1,994,552	1,999,674
Securities available for sale, at fair value	10,215,262	9,283,207
Restricted equity securities, at cost	1,471,723	1,115,730
Loans, less allowance for loan losses of $2,026,671 and $1,849,044, respectively	192,920,596	176,185,526
Accrued interest receivable	1,780,473	1,920,920
Premises and equipment, net	9,130,405	7,541,387
Other real estate owned	5,025,602	241,821
Bank owned life insurance	3,597,311	3,512,212
Other assets	1,313,666	792,860

Total assets	$236,836,624	$213,040,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$6,601,198	$5,663,482
Interest-bearing	190,630,531	174,772,117

Total deposits	197,231,729	180,435,599
Federal funds purchased	2,078,600	—
Accrued interest payable	1,187,234	947,614
Other borrowings	19,311,933	14,100,000
Other liabilities	98,273	387,261

Total liabilities	219,907,769	195,870,474

Shareholders’ equity:
Common stock, no par value, 10,000,000 shares authorized; 1,630,734 shares issued and outstanding	16,227,766	16,089,274
Undivided profits	867,814	1,073,576
Accumulated other comprehensive (loss) income	(166,725)	7,617

Total shareholders’ equity	16,928,855	17,170,467

Total liabilities and shareholders’ equity	$236,836,624	$213,040,941

See accompanying notes to unaudited consolidated financial statements

PIEDMONT COMMUNITY BANK GROUP, INC.

AND SUBSIDIARY

Consolidated Statements of Operations and Other Comprehensive Income

For the Three and Six Months Ended June 30, 2008 and 2007

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Interest and dividend income:
Loans, including fees	$2,863,725	$3,070,367	$6,094,067	$5,704,142
Securities available for sale	119,258	105,867	233,394	191,153
Securities held to maturity	21,572	14,643	43,151	26,960
Interest-bearing deposits in banks	26,671	49,474	57,556	91,076
Federal funds sold	6,789	6,629	23,791	59,842
Dividends	15,754	12,432	29,440	21,985

	3,053,769	3,259,412	6,481,399	6,095,158

Interest expense:
Deposits	1,842,635	1,727,308	3,887,563	3,240,251
Other borrowings	180,267	139,353	339,584	245,013

	2,022,902	1,866,661	4,227,147	3,485,264

Net interest income	1,030,867	1,392,751	2,254,252	2,609,894
Provision for loan losses	427,000	181,000	701,500	318,000

Net interest income after provision for loan losses	603,867	1,211,751	1,552,752	2,291,894

Noninterest income:
Service charges on deposit accounts	43,687	23,360	81,061	51,686
Mortgage origination income	6,756	39,533	37,662	91,316
Gain on sales of securities	514	—	64,326	—
Other	87,239	11,068	192,737	25,787

	138,196	73,961	375,786	168,789

Noninterest expense:
Salaries and employee benefits	585,968	540,834	1,247,796	1,054,038
Equipment and occupancy	117,182	115,148	233,887	218,295
Other operating	439,870	343,896	821,795	661,623

	1,143,020	999,878	2,303,478	1,933,956

Income (loss) before provision for income taxes (benefits)	(400,957)	285,834	(374,940)	526,727
Provision for income taxes (benefits)	(165,529)	107,400	(169,178)	235,531

Net income (loss)	(235,428)	178,434	(205,762)	291,196
Other comprehensive income (loss):
Unrealized losses on securities available for sale arising during period, net of tax benefit	(169,138)	(63,001)	(131,887)	(61,323)
Reclassification adjustment for realized gains on sales of securities available for sale, net of tax	(339)	—	(42,455)	—

Comprehensive income (loss)	$(404,905)	$115,433	$(380,104)	$229,873

Income (loss) per share:
Basic	$(0.14)	$0.11	$(0.13)	$0.18

Diluted	$(0.14)	$0.11	$(0.13)	$0.17

See accompanying notes to unaudited consolidated financial statements

PIEDMONT COMMUNITY BANK GROUP, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2008 and 2007

(unaudited)

	June 30, 2008	June 30, 2007
Cash flow from operating activities:
Net income (loss)	$(205,762)	$291,196
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	182,930	136,252
Provision for loan losses	701,500	318,000
Increase in cash surrender value of life insurance	(85,099)	—
Share based compensation cost	138,492	138,491
Deferred taxes	—	—
Decrease (increase) in accrued interest receivable	140,447	(271,682)
Increase (decrease) in accrued interest payable	239,620	(45,567)
Loss on sale of other real estate	599	—
Gains on foreclosure	(100,346)	—
Gain on sale of securities available for sale	(64,326)	—
Net other operating activities	(1,017,792)	(653,565)

Net cash flow used in operating activities	(69,737)	(86,875)

Cash flow from investing activities:
Net increase in loans	(23,237,223)	(30,445,712)
Net decrease in federal funds sold	3,034,000	3,741,000
Net increase in interest-bearing deposits in banks	(583,159)	(1,523,738)
Purchases of restricted equity securities	(355,993)	(248,100)
Purchases of securities available for sale	(6,299,356)	(3,083,120)
Proceeds from sale of securities available for sale	3,061,250	—
Proceeds from maturities of securities available for sale	2,388,684	—
Purchase of securities held to maturity	—	(875,000)
Proceeds from maturities of securities held to maturity	5,000	175,194
Purchases of premises and equipment	(1,759,340)	(724,558)
Proceeds from sale of other real estate	1,119,483	—

Net cash flow used in investing activities	(22,626,654)	(32,984,034)

Cash flow from financing activities:
Net increase in deposits	16,796,130	33,128,862
Net increase in Federal funds purchased	2,078,600	84,500
Proceeds from Federal Home Loan Bank advances	1,800,000	4,000,000
Proceeds from other borrowings	3,411,933	—
Payment of dividends on fractional shares	—	(425)

Net cash flow provided by financing activities	24,086,663	37,212,937

Net increase in cash and due from banks	1,390,272	4,142,028
Cash and due from banks at beginning of period	1,570,492	1,659,993

Cash and due from banks at end of period	$2,960,764	$5,802,021

Supplemental schedule of noncash investing and financing activities –
Change in accumulated other comprehensive loss	$(174,342)	$—

Transfer of loans to other real estate	$5,800,653	$—

Financed sales of other real estate	$394,500	$—

Supplemental disclosures of cash flow information – Cash paid for:
Interest	$3,987,527	$3,530,831

Income taxes	$70,223	$450,000

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

The accompanying consolidated financial statements of the Company are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

All significant intercompany transactions and balances have been eliminated in consolidation. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations for the interim period ended June 30, 2008.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts. Actual results could differ from those estimates. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

2.	Stock Compensation Plan

At June 30, 2008, the Company had a stock-based employee/director compensation plan which is more fully described in Note 1 of the consolidated financial statements in the Annual Report on Form 10-KSB for the year ended December 31, 2007. A total of 383,502 shares have been reserved under the Plan. As of June 30, 2008, the Company had 380,705 options outstanding.

The Company recorded stock based compensation expense of $138,492 and $138,491 for the six months ended June 30, 2008 and 2007, respectively. Income tax benefits recognized for the six months ended June 30, 2008 and 2007 was $13,960 and 13,960, respectively.

At June 30, 2008, there was approximately $179,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 0.48 years.

No options have been granted or exercised in 2008. As of June 30, 2008, 289,623 options were exercisable with a weighted-average exercise price of $11.67 per share.

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

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended June 30,
	2008	2007
Basic earnings (losses) per share:
Weighted average common shares outstanding	1,630,734	1,630,734

Net (loss) income	$(235,428)	$178,434

Basic earnings (losses) per share	$(0.14)	$0.11

Diluted earnings (losses) per share:
Weighted average common shares outstanding	1,630,734	1,630,734
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	—	33,934

Total weighted average common shares and common stock equivalents outstanding	1,630,734	1,664,668

Net (loss) income	$(235,428)	$178,434

Diluted earnings (losses) per share	$(0.14)	$0.11

	Six Months Ended June 30,
	2008	2007
Basic earnings (losses) per share:
Weighted average common shares outstanding	1,630,734	1,630,753

Net (loss) income	$(205,762)	$291,196

Basic earnings (losses) per share	$(0.13)	$0.18

Diluted earnings (losses) per share:
Weighted average common shares outstanding	1,630,734	1,630,753
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	—	34,946

Total weighted average common shares and common stock equivalents outstanding	1,630,734	1,665,700

Net (loss) income	$(205,762)	$291,196

Diluted earnings (losses) per share	$(0.13)	$0.17

4.	Loans

The composition of loans is summarized as follows:

	June 30,
	2008	2007
Commercial	7,545,113	$5,548,863
Real estate-construction	39,953,694	37,456,479
Real estate – mortgage	17,793,663	14,768,300
Real estate – commercial	127,495,947	89,421,467
Consumer installment and other	2,188,793	2,270,720

	194,977,210	149,465,829
Deferred loan fees	(29,943)	(92,597)
Allowance for loan losses	(2,026,671)	(1,553,044)

Loans, net	$192,920,596	$147,820,188

5.	Fair Value Measurement

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurements using:
	Fair value at June 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale	$10,215	$—	$10,215	$—

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

Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. For assets measured at fair value on a nonrecurring basis for the six months ended June 30, 2008 that were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at quarter end.

	Carrying value at June 30, 2008:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable Inputs (Level 3)
	(In thousands)
Impaired loans	$396	$—	$—	$396
Other real estate owned	5,026	—	—	5,026

The valuation techniques used to measure fair value for the items in the table above are as follows:

•

Loans – Nonrecurring fair value adjustments to loans reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan. Since the market for impaired loans is not active, loans subjected to nonrecurring fair value adjustments based on the loan’s observable market price are generally classified as Level 2. Loans subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation. When appraisals are used to determine impairment and these appraisals are based on a market approach incorporating a dollar-per-square-foot multiple, the related loans are classified as Level 2. If the appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

•

Other real estate owned – these assets are reported at the lower of the loan carrying amount at foreclosure or fair value written down by estimated cost to sale. Fair value is based on third party appraisals considering the assumptions in the valuation and are considered Level 2 or Level 3 inputs.

6.	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years after November 15, 2007. This standard did not have an impact on the financial condition or results of operation of the Company.

7.	Stock Offering

As of August 1, 2008 the Company began selling up to 300,000 shares of its common stock for $10.00 per share. Initially, we are offering the shares to our existing shareholders, who for 30 days will have the opportunity to purchase a pro rata number of shares in this offering based on their existing percentage ownership. Thereafter, we will offer any remaining shares to the general public. This offering will terminate November 29, 2008, or when all of the shares of common stock are sold, whichever occurs first. At our discretion, we may extend the offering to a subsequent date that we determine at the time of the extension, but in no event beyond December 31, 2008.

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

Overview

Our loan and deposit growth has continued into the second quarter of 2008. We currently expect that growth will continue throughout 2008 due to the continued growth of the three new branches that we have opened since July 2006. Our growth, however, may be tempered somewhat if the economic slowdown that has affected certain larger metropolitan areas spreads further to our markets. So far, the real estate markets in the communities that we serve have shown only moderate signs of weakness. Real estate prices in our market areas have declined only marginally, although sales volumes and new housing starts have slowed more significantly. In our own portfolio we have experienced an increase in other real estate owned, which consists of foreclosed properties, from approximately $242,000 at December 31, 2007 to approximately $5.0 million at June 30, 2008. The majority of this net increase is attributable to two lending relationships. The number and amount of our delinquent loans greater than 30 days dropped from 17 with an aggregate balance of approximately $2.8 million at December 31, 2007 to 8 with an aggregate balance of approximately $1.6 million at June 30, 2008. The decline, however, was caused by the fact that we foreclosed on eight properties during the first quarter and ten properties during the second quarter, which explains the increase in other real estate. The increase in other real estate is partially attributable to the significant slowdown in residential real estate sales. With the significant slowing of home and land sales, the prices of homes have declined and our customers who develop and sell residential real estate cannot service their loans because they are not generating revenue. Construction loans represented 29% of other real estate. We also had one commercial real estate participation in other real estate which represented 52% of other real estate.

While our markets have held up relatively well, the broader financial services industry has been significantly impacted by a downturn in the residential housing market and the collapse of subprime lending. We believe that the relative stability of real estate prices in our markets is largely attributable to the fact that our markets did not experience the large amount of over-building that plagued some other markets such as the Metropolitan Atlanta market. However, we have been directly impacted by the interest rate reductions initiated by the Federal Reserve in response to the broad market conditions. Because our loans generally reprice more quickly than our deposits, the declining interest rate environment has significantly compressed our net interest margin. In fact, our net interest income for the first six months of 2008, which was approximately $2.3 million, was down $356,000 from the first six months of 2007 despite the fact that our average loans during the period increased from $134 million to $188 million. After deducting higher other expenses that are attributable to our growth, we experienced a net loss of $206,000 for the first six months of 2008 as compared to net income of approximately $291,000 for the first six months of 2007.

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

Asset Quality

A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. Our directive in this regard is carried out through our policies and procedures for extending credit to our customers. The goal of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition. Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management’s analysis of potential risk in the loan portfolio.

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

The allowance for loan losses increased by $83,000 and $178,000 for the second quarter and the first six months of 2008 as compared to an increase of $181,000 and $318,000 for the first quarter and the first six months of 2007. Provisions for loan losses of $701,500 for the six month period ended June 30, 2008 were made primarily due to loan growth, increased charge-offs and our assessment of inherent risk in the loan portfolio. These provisions were offset by $524,000 which was charged-off to the reserve for adjustments to collateral values at foreclosure and for reversal of prior year interest on loans placed in non-accrual status. The allowance for loan losses as a percentage of total loans was 1.04% at both June 30, 2008 and December 31, 2007. Subsequent to June 30, 2008, we have identified five loans which total approximately $3 million which are considered impaired; however, no losses are anticipated on any of the properties. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible.

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

Information with respect to nonaccrual, past due and restructured loans is as follows:

	June 30,
	2008	2007
	(Dollars in Thousands)
Nonaccrual loans	$95	$—
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	—	—
Restructured loans	—	—
Potential problem loans	396	60
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	18	—
Interest income that was recorded on nonaccrual and restructured loans	25	—

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

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties that management expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which we are aware of any information that causes us to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data is as follows:

	Six Months Ended June 30,
	2008	2007
	(Dollars in Thousands)
Average amount of loans outstanding	$188,405	$133,513

Balance of allowance for loan losses at beginning of period	1,849	1,235

Loans charged off:
Construction	(337)	—
Real estate mortgage	(137)	—
Other	(50)	—

	(524)	—

Loans recovered:
Construction	—	—
Real estate mortgage	—	—
Other	—	—

	—	—

Net (charge-offs) recoveries	(524)	—

Additions to allowance charged to operating expense during period	702	318

Balance of allowance for loan losses at end of period	$2,027	$1,553

Ratio of net loans charged off during the period to average loans outstanding	0.28%	0.00%

As a result of the changes in our real estate markets since last year, we incurred net charge-off of $524,000 during the six month period ended June 30, 2008. The increase in charge-off in 2008 resulted from the substantial increase in our level of nonperforming assets.

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

Our liquidity and capital resources are monitored daily by management and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, our liquidity ratio at June 30, 2008 was considered satisfactory. At that date, our short-term investments and available Federal Funding were adequate to cover any reasonably anticipated immediate need for funds. At June 30, 2008, we had unused available Federal Fund lines of $10,421,400 and unused Federal Home Loan Bank borrowing capacity of approximately $417,000.

As of June 30, 2008 we had a decreased liquidity position compared to year end 2007 as total federal funds sold amounted to $3 million, representing 1.30% of total assets as compared to $6 million or 2.87% as of December 31, 2007. Investment securities available-for-sale amounted to $10.2 million and interest-bearing deposits in banks amounted to $3.3 million, representing 4.31% and 1.41% of total assets, respectively. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities is a source of liquidity. For the six months ended June 30, 2008, total deposits increased from $180.4 million at December 31, 2007 to $197.2 million at June 30, 2008. Of this total, however, approximately $120.4 million, or 61%, represent time deposits that are scheduled to mature within one year. Furthermore, we intend to continue to rely heavily on short-term time deposits as a primary source of funding for the foreseeable future. If we are unable to offer a competitive rate as these deposits mature, we could lose a substantial amount of deposits within a short period of time, which would strain our liquidity. While we consider this scenario to be unlikely, our net interest income and profitability would be negatively affected if we have to increase rates to maintain deposits.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Our capital ratios have declined over the last couple of years largely because of our rapid growth. We recently commenced an offering for the sale of up to $3 million in common stock pursuant to a registration statement that was declared effective by the SEC on July 25, 2008. We expect that our capital ratios will improve as proceeds from this offering are collected and will then decline as these proceeds are invested in loans or used to expand our branch network. If we are successful in implementing our expansion program, we expect our profitability to increase, which would improve our capital position. The table below illustrates our bank’s regulatory capital ratios at June 30, 2008.

	Piedmont Community Bank	Regulatory Minimum Requirements (Well Capitalized)
Leverage capital ratios	9.04%	5.00%
Risk-based capital ratios:
Tier 1 capital	9.16	6.00
Total capital	10.07	10.00

During the first quarter of 2008, the holding company obtained a $5,000,000 revolving line of credit from Nexity Bank for the purpose of capital injection into the Bank as needed. Through June 30, 2008, we have borrowed approximately $3,412,000 on the line. Therefore, we have additional borrowing capacity on the line of approximately $1,588,000.

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

June 30, 2008
Commitments to extend credit	$29,907,000
Letters of credit	20,000

$29,927,000

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

Financial Condition

Our total assets grew by 11.17% for the first six months of 2008. Deposit growth of $16.8 million and additional FHLB borrowings of $1.8 million were used to fund net loan growth of almost $16.7 million. Loan demand continues to be relatively strong in our primary market areas of Jones, Baldwin, Bibb, Monroe, Houston, Greene and Putnam counties. Our loan to deposit ratio has increased slightly from 98.7% as of December 31, 2007 to approximately 98.8% as of June 30, 2008. Shareholders’ equity has decreased by approximately $242,000 due to net losses of $206,000, decrease in unrealized gains on investment securities of $174,000 net of recognition of stock based employee compensation cost of $138,000.

Results of Operations For The Three and Six Months Ended June 30, 2008 and 2007

Interest Income and Interest Expense

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets. Our net interest margin was 2.22% for the six months ended June 30, 2008, compared to 3.49% for the same period in 2007, a decrease of 127 basis points. The decrease was primarily caused by the interest rate reductions initiated by the Federal Reserve over the past twelve months and the fact that our loans generally reprice more quickly than our deposits. Our average rate earned on interest-earning assets decreased to 6.38% for the first six months of 2008 as compared to 8.22% for the first six months of 2007, a decrease of 184 basis points. Our average rate paid on interest-bearing liabilities decreased to 4.31% for the first six months of 2008 as compared to 5.21% for the first six months of 2007, a decrease of only 90 basis points. Despite average loan growth of $54 million from June 30, 2007 to June 30, 2008, net interest income decreased slightly. We continue to experience growth in loans and deposits while maintaining our competitive pricing.

The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Six months ended June 30, 2008		Six months ended June 30, 2007
	Interest	Average Rate	Interest	Average Rate
INTEREST INCOME:
Interest and fees on loans (1)	$6,094	6.56%	$5,704	8.66%
Interest on taxable securities	277	4.94%	218	4.61%
Interest on federal funds sold	24	4.83%	60	5.09%
Interest on deposits in banks	57	3.57%	91	4.86%
Interest on other securities	29	2.88%	22	5.20%

Total interest income	6,481	6.38%	6,095	8.22%

INTEREST EXPENSE:
Interest on interest-bearing demand and savings	860	2.96%	1,050	5.09%
Interest on time deposits	3,028	4.98%	2,190	5.39%
Interest on other borrowings	339	4.15%	245	4.36%

Total interest expense	4,227	4.31%	3,485	5.21%

NET INTEREST INCOME	$2,254		$2,610

Net interest margin		2.22%		3.49%
Net interest spread		2.07%		3.02%

(1)	Interest and fees on loans include $105,000 and $148,000 of loan fee income for the six months ended June 30, 2008 and 2007, respectively. Interest income recognized on nonaccrual loans during 2008 and 2007 was insignificant.

Provisions for Loan Losses

Our provision for loan losses was $427,000 for the second quarter of 2008 as compared to $181,000 for the same period in 2007. Our allowance for loan losses increased $178,000 from $1,849,000 as of December 31, 2007 to $2,027,000 as of June 30, 2008. The increase is due to the provisions of $702,000 recorded in the first six months of 2008 as a result of the increase in loan volume, increased net charged-offs, and increases in problem loans as compared to December 31, 2007.

Noninterest Income

Non-interest income consists of service charges on deposit accounts, mortgage origination income, cash surrender value of life insurance and other miscellaneous income. We have a mortgage origination department that generates fee income from the origination and processing of conventional residential mortgages. These loans are funded by investors in the secondary market and therefore are never recorded on our books. We record fee income on an accrual basis in the month in which the income is earned.

Noninterest income increased by approximately $64,000 and $207,000 for the second quarter and the first six months of 2008 as compared to the corresponding periods in 2007. Increases in gains on foreclosure of $100,000, bank owned life insurance income of $85,000 and gains on sale of securities of $64,000 account for the first six months of 2008’s increase in noninterest income, offset by a decrease of $53,000 in mortgage origination income. The drop in mortgage origination income reflected an industry wide decline in mortgage origination activity. Service charges on deposit accounts increased from $52,000 during the first half of 2007 to $81,000 during the first half of 2008. This increase is attributable to our overall growth in deposits and branch expansion.

Noninterest Expenses

Noninterest expenses increased by approximately $143,000 or 14.32% for the three months ended June 30, 2008 compared to the same period in 2007. The increase is due largely to an increase in salaries and employee benefits expense of $45,000 associated with additions to staff due to our growth and the opening of our Bass Road, Forsyth Road and Lake Oconee locations and normal increases in salaries and benefits. Net equipment and occupancy expenses and other operating expense increased $2,000 and $96,000, respectively, comparing the second quarter of 2008 to the second quarter of 2007, primarily due to our opening of new branches. Noninterest expenses increased $370,000 or 19.11% for the six months ended June 30, 2008 compared to the same period in 2007. The increase consists of increases in salaries and employee benefits expense of $194,000, net occupancy and equipments expenses of $16,000 and other operating expenses of $160,000. The salary and employee benefit increases were due to an increase in the number of full time equivalent employees which increased from 36 at June 30, 2007 to 44 at June 30, 2008, in addition to normal increases in salaries and benefits. The increased in other operating expenses were primarily attributable to growth and expenses related to the opening of our new branches.

Income Taxes

We have recorded income tax benefits of $166,000 and $169,000 for the three and six months ended June 30, 2008. This represents 41.3% and 45.1% of net loss before income tax benefits for the three and six months ended June 30, 2008. The increase in our effective tax rate as compared to the same period in 2007 is primarily due to the nontaxable income related to bank owned life insurance and our net losses incurred for the periods. The comparable effective tax rates for the corresponding periods in 2007 were 37.57% and 44.72%, which included an adjustment of $32,945 related to the prior year.

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

There have been no changes in our internal control over financial reporting during the second quarter 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We held our annual meeting of stockholders on May 29, 2008. At the meeting, there were two proposals that were submitted for a shareholder vote. The first proposal was the election of five Class II Directors to serve a three-year term, expiring in 2011. The results of the election were as follows:

Director	Votes “For”	Votes “Against”	Votes “Abstained”
Christine A Daniels	1,048,707	0	5,907
Franklin J Davis	1,053,714	0	900
Roy Fickling	1,053,714	0	900
Jim Hawkins	1,053,714	0	900
Drew Hulsey	1,049,307	0	5,307

The second proposal was to amend the articles of incorporation to authorize the issuance of preferred stock. There were 809,975 votes in favor, 22,297 votes against and 6,660 votes abstaining resulting in the proposal being approved.

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

PIEDMONT COMMUNITY BANK GROUP, INC.
(Registrant)

August 14, 2008	/s/ Drew Hulsey
Date	Drew Hulsey, C.E.O.
(Principal Executive Officer)

August 14, 2008	/s/ Julie Simmons
Date	Julie Simmons, C.F.O.
(Principal Financial and Accounting Officer)