Form 10-Q/A
period 2008-06-30
Piedmont Community Bank Group, Inc.
filed 2008-10-31
CIK 1388337

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2008 as filed with the Securities and Exchange Commission on August 14, 2008 (the “Original Filing”). The Company has concluded, following a review of its loan portfolio where it determined that additional allowances for loan losses should be established, that the Original filing should no longer be relied upon and should be restated. Accordingly, the Company has made appropriate revisions in Items 1, 2 and 4T of Part I to reflect this development. The Company has also amended Item 4 of Part II to reflect certain votes that were cast in person at the Company’s 2008 Annual Meeting and not reported in the Original Filing.

This Amendment No. 1 amends and restates only the information described above, and such amendments and restatements only reflect the changes described above. Except for the foregoing amended and restated information, this Amendment continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to the Company after the date of the Original Filing (other than the restatement), and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing.

PIEDMONT COMMUNITY BANK GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

PIEDMONT COMMUNITY BANK GROUP, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2008 and December 31, 2007

	June 30, 2008
	(unaudited)	December 31, 2007
ASSETS
Cash and due from banks	$2,960,764	$1,570,492
Interest-bearing deposits in banks	3,347,270	2,764,112
Federal funds sold	3,079,000	6,113,000
Securities held to maturity, at cost (fair value of $1,971,003 and $1,977,994, respectively)	1,994,552	1,999,674
Securities available for sale, at fair value	10,215,262	9,283,207
Restricted equity securities, at cost	1,471,723	1,115,730
Loans, less allowance for loan losses of $3,026,671 and $1,849,044, respectively	191,729,596	176,185,526
Accrued interest receivable	1,780,473	1,920,920
Premises and equipment, net	9,130,405	7,541,387
Other real estate owned	5,025,602	241,821
Bank owned life insurance	3,597,311	3,512,212
Other assets	1,735,666	792,860

Total assets	$236,067,624	$213,040,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$6,601,198	$5,663,482
Interest-bearing	190,630,531	174,772,117

Total deposits	197,231,729	180,435,599
Federal funds purchased	2,078,600	—
Accrued interest payable	1,187,234	947,614
Other borrowings	19,311,933	14,100,000
Other liabilities	98,273	387,261

Total liabilities	219,907,769	195,870,474

Shareholders’ equity:
Common stock, no par value, 10,000,000 shares authorized; 1,630,734 shares issued and outstanding	16,227,766	16,089,274
Undivided profits	98,814	1,073,576
Accumulated other comprehensive (loss) income	(166,725)	7,617

Total shareholders’ equity	16,159,855	17,170,467

Total liabilities and shareholders’ equity	$236,067,624	$213,040,941

See accompanying notes to unaudited consolidated financial statements

PIEDMONT COMMUNITY BANK GROUP, INC.

AND SUBSIDIARY

Consolidated Statements of Operations and Other Comprehensive Income

For the Three and Six Months Ended June 30, 2008 and 2007

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Interest and dividend income:
Loans, including fees	$2,863,725	$3,070,367	$6,094,067	$5,704,142
Securities available for sale	119,258	105,867	233,394	191,153
Securities held to maturity	21,572	14,643	43,151	26,960
Interest-bearing deposits in banks	26,671	49,474	57,556	91,076
Federal funds sold	6,789	6,629	23,791	59,842
Dividends	15,754	12,432	29,440	21,985

	3,053,769	3,259,412	6,481,399	6,095,158

Interest expense:
Deposits	1,842,635	1,727,308	3,887,563	3,240,251
Other borrowings	180,267	139,353	339,584	245,013

	2,022,902	1,866,661	4,227,147	3,485,264

Net interest income	1,030,867	1,392,751	2,254,252	2,609,894
Provision for loan losses	1,618,000	181,000	1,892,500	318,000

Net interest income (loss) after provision for loan losses	(587,133)	1,211,751	361,752	2,291,894

Noninterest income:
Service charges on deposit accounts	43,687	23,360	81,061	51,686
Mortgage origination income	6,756	39,533	37,662	91,316
Gain on sales of securities	514	—	64,326	—
Other	87,239	11,068	192,737	25,787

	138,196	73,961	375,786	168,789

Noninterest expense:
Salaries and employee benefits	585,968	540,834	1,247,796	1,054,038
Equipment and occupancy	117,182	115,148	233,887	218,295
Other operating	439,870	343,896	821,795	661,623

	1,143,020	999,878	2,303,478	1,933,956

Income (loss) before provision for income taxes (benefits)	(1,591,957)	285,834	(1,565,940)	526,727
Provision for income taxes (benefits)	(587,529)	107,400	(591,178)	235,531

Net income (loss)	(1,004,428)	178,434	(974,762)	291,196
Other comprehensive income (loss):
Unrealized losses on securities available for sale arising during period, net of tax benefit	(169,138)	(63,001)	(131,887)	(61,323)
Reclassification adjustment for realized gains on sales of securities available for sale, net of tax	(339)	—	(42,455)	—

Comprehensive income (loss)	$(1,173,905)	$115,433	$(1,149,104)	$229,873

Income (loss) per share:
Basic	$(0.62)	$0.11	$(0.60)	$0.18

Diluted	$(0.62)	$0.11	$(0.60)	$0.17

See accompanying notes to unaudited consolidated financial statements

PIEDMONT COMMUNITY BANK GROUP, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2008 and 2007

(unaudited)

	June 30, 2008	June 30, 2007
Cash flow from operating activities:
Net income (loss)	$(974,762)	$291,196
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	182,930	136,252
Provision for loan losses	1,892,500	318,000
Increase in cash surrender value of life insurance	(85,099)	—
Share based compensation cost	138,492	138,491
Deferred taxes	—	—
Decrease (increase) in accrued interest receivable	140,447	(271,682)
Increase (decrease) in accrued interest payable	239,620	(45,567)
Loss on sale of other real estate	599	—
Gains on foreclosure	(100,346)	—
Gain on sale of securities available for sale	(64,326)	—
Net other operating activities	(1,439,792)	(653,565)

Net cash flow used in operating activities	(69,737)	(86,875)

Cash flow from investing activities:
Net increase in loans	(23,237,223)	(30,445,712)
Net decrease in federal funds sold	3,034,000	3,741,000
Net increase in interest-bearing deposits in banks	(583,159)	(1,523,738)
Purchases of restricted equity securities	(355,993)	(248,100)
Purchases of securities available for sale	(6,299,356)	(3,083,120)
Proceeds from sale of securities available for sale	3,061,250	—
Proceeds from maturities of securities available for sale	2,388,684	—
Purchase of securities held to maturity	—	(875,000)
Proceeds from maturities of securities held to maturity	5,000	175,194
Purchases of premises and equipment	(1,759,340)	(724,558)
Proceeds from sale of other real estate	1,119,483	—

Net cash flow used in investing activities	(22,626,654)	(32,984,034)

Cash flow from financing activities:
Net increase in deposits	16,796,130	33,128,862
Net increase in Federal funds purchased	2,078,600	84,500
Proceeds from Federal Home Loan Bank advances	1,800,000	4,000,000
Proceeds from other borrowings	3,411,933	—
Payment of dividends on fractional shares	—	(425)

Net cash flow provided by financing activities	24,086,663	37,212,937

Net increase in cash and due from banks	1,390,272	4,142,028
Cash and due from banks at beginning of period	1,570,492	1,659,993

Cash and due from banks at end of period	$2,960,764	$5,802,021

Supplemental schedule of noncash investing and financing activities – Change in accumulated other comprehensive loss	$(174,342)	$—

Transfer of loans to other real estate	$5,800,653	$—

Financed sales of other real estate	$394,500	$—

Supplemental disclosures of cash flow information – Cash paid for:
Interest	$3,987,527	$3,530,831

Income taxes	$70,223	$450,000

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

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended June 30,
	2008	2007
Basic earnings (losses) per share:
Weighted average common shares outstanding	1,630,734	1,630,734

Net (loss) income	$(1,004,428)	$178,434

Basic earnings (losses) per share	$(0.62)	$0.11

Diluted earnings (losses) per share:
Weighted average common shares outstanding	1,630,734	1,630,734
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	—	33,934

Total weighted average common shares and common stock equivalents outstanding	1,630,734	1,664,668

Net (loss) income	$(1,004,428)	$178,434

Diluted earnings (losses) per share	$(0.62)	$0.11

	Six Months Ended June 30,
	2008	2007
Basic earnings (losses) per share:
Weighted average common shares outstanding	1,630,734	1,630,753

Net (loss) income	$(974,762)	$291,196

Basic earnings (losses) per share	$(0.60)	$0.18

Diluted earnings (losses) per share:
Weighted average common shares outstanding	1,630,734	1,630,753
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	—	34,946

Total weighted average common shares and common stock equivalents outstanding	1,630,734	1,665,700

Net (loss) income	$(974,762)	$291,196

Diluted earnings (losses) per share	$(0.60)	$0.17

4.	Loans

The composition of loans is summarized as follows:

	June 30,
	2008	2007
Commercial	7,545,113	$5,548,863
Real estate – construction	39,762,694	37,456,479
Real estate – mortgage	17,793,663	14,768,300
Real estate – commercial	127,495,947	89,421,467
Consumer installment and other	2,188,793	2,270,720

	194,786,210	149,465,829
Deferred loan fees	(29,943)	(92,597)
Allowance for loan losses	(3,026,671)	(1,553,044)

Loans, net	$191,729,596	$147,820,188

5.	Fair Value Measurement

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

	Carrying value at June 30, 2008:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Impaired loans	$17,673	$—	$—	$17,673
Other real estate owned	5,026	—	—	5,026

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

Overview

Our loan and deposit growth has continued into the second quarter of 2008. Our continued growth, however, may be tempered somewhat if the economic slowdown that has affected certain larger metropolitan areas spreads further to our markets. So far, the real estate markets in the communities that we serve have shown only moderate signs of weakness. Real estate prices in our market areas have declined only marginally, although sales volumes and new housing starts have slowed more significantly. In our own portfolio we have experienced an increase in other real estate owned, which consists of foreclosed properties, from approximately $242,000 at December 31, 2007 to approximately $5.0 million at June 30, 2008. The majority of this net increase is attributable to two lending relationships. The number and amount of our delinquent loans greater than 30 days dropped from 17 with an aggregate balance of approximately $2.8 million at December 31, 2007 to 8 with an aggregate balance of approximately $1.6 million at June 30, 2008. The decline, however, was caused by the fact that we foreclosed on eight properties during the first quarter and ten properties during the second quarter, which explains the increase in other real estate. The increase in other real estate is partially attributable to the significant slowdown in residential real estate sales. With the significant slowing of home and land sales, the prices of homes have declined and our customers who develop and sell residential real estate cannot service their loans because they are not generating revenue. Foreclosed properties that secured construction loans represented 29% of other real estate at June 30, 2008. We also had one commercial real estate participation in other real estate which represented 52% of other real estate.

In addition to the trend of weakening real estate markets, we have been directly impacted by the interest rate reductions initiated by the Federal Reserve in response to the broad market conditions. Because our loans generally reprice more quickly than our deposits, the declining interest rate environment has significantly compressed our net interest margin. In fact, our net interest income for the first six months of 2008, which was approximately $2.3 million, was down $356,000 from the first six months of 2007 despite the fact that our average loans during the period increased from $134 million to $188 million. After deducting higher other expenses that are attributable to our growth, we experienced a net loss of $975,000 for the first six months of 2008 as compared to net income of approximately $291,000 for the first six months of 2007.

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

The allowance for loan losses increased by $1,083,000 and $1,178,000 for the second quarter and the first six months of 2008 as compared to an increase of $181,000 and $318,000 for the first quarter and the first six months of 2007. Provisions for loan losses of $1,892,500 for the six month period ended June 30, 2008 were made primarily due to loan growth, increased charge-offs and our assessment of inherent risk in the loan portfolio. These provisions were offset by $715,000 which was charged-off to the reserve for adjustments to collateral values at foreclosure and for reversal of prior year interest on loans placed in non-accrual status. The allowance for loan losses as a percentage of total loans was 1.55% and 1.04% at June 30, 2008 and December 31, 2007, respectively. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible.

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

Information with respect to nonaccrual, past due and restructured loans is as follows:

	June 30,
	2008	2007
	(Dollars in Thousands)
Nonaccrual loans	$95	$—
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	—	—
Restructured loans	—	—
Potential problem loans	17,673	60
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	18	—
Interest income that was recorded on nonaccrual and restructured loans	25	—

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

Information regarding certain loans and allowance for loan loss data is as follows:

	Six Months Ended June 30,
	2008	2007
	(Dollars in Thousands)
Average amount of loans outstanding	$188,405	$133,513

Balance of allowance for loan losses at beginning of period	1,849	1,235

Loans charged off:
Construction	(528)	—
Real estate mortgage	(137)	—
Other	(50)	—

	(715)	—

Loans recovered:
Construction	—	—
Real estate mortgage	—	—
Other	—	—

	—	—

Net (charge-offs) recoveries	(715)	—

Additions to allowance charged to operating expense during period	1,893	318

Balance of allowance for loan losses at end of period	$3,027	$1,553

Ratio of net loans charged off during the period to average loans outstanding	0.38%	0.00%

As a result of the changes in our real estate markets since last year, we incurred net charge-off of $715,000 during the six month period ended June 30, 2008. The increase in charge-off in 2008 resulted from the substantial increase in our level of nonperforming assets.

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

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Our capital ratios have declined over the last couple of years largely because of our rapid growth and more recently because of losses that we have sustained. We recently commenced an offering for the sale of up to $3 million in common stock pursuant to a registration statement that was declared effective by the SEC on July 25, 2008. We expect that our capital ratios will improve as proceeds from this offering are collected and will then decline as these proceeds are invested in loans or used to expand our branch network. If we are successful in implementing our expansion program, we expect our profitability to eventually increase, which would improve our capital position. The table below illustrates our bank’s regulatory capital ratios at June 30, 2008.

	Piedmont Community Bank	Regulatory Minimum Requirements (Well Capitalized)
Leverage capital ratios	8.70%	5.00%
Risk-based capital ratios:
Tier 1 capital	8.82	6.00
Total capital	10.07	10.00

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

Financial Condition

Our total assets grew by 10.81% for the first six months of 2008. Deposit growth of $16.8 million and additional FHLB borrowings of $1.8 million were used to fund net loan growth of almost $15.5 million. Loan demand continues to be relatively strong in our primary market areas of Jones, Baldwin, Bibb, Monroe, Houston, Greene and Putnam counties. Our loan to deposit ratio has remained the same at December 31, 2007 and June 30, 2008 at 98.7%. Shareholders’ equity has decreased by approximately $1,011,000 due to net losses of $975,000, decrease in unrealized gains on investment securities of $174,000 net of recognition of stock based employee compensation cost of $138,000.

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

Provisions for Loan Losses

Our provision for loan losses was $1,618,000 for the second quarter of 2008 as compared to $181,000 for the same period in 2007. Our allowance for loan losses increased $1,178,000 from $1,849,000 as of December 31, 2007 to $3,027,000 as of June 30, 2008. The increase is due to the provisions of $1,892,500 recorded in the first six months of 2008 as a result of the increase in loan volume, increased net charged-offs, and increases in problem loans as compared to December 31, 2007.

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

Income Taxes

We have recorded income tax benefits of $588,000 and $591,000 for the three and six months ended June 30, 2008. This represents 36.9% and 37.8% of net loss before income tax benefits for the three and six months ended June 30, 2008. The decrease in our effective tax rate as compared to the same periods in 2007 is primarily due to the nontaxable income related to bank owned life insurance and our net losses incurred for the periods. The comparable effective tax rates for the corresponding periods in 2007 were 37.6% and 44.7%, which included an adjustment of $32,945 related to the prior year.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This disclosure required under this Item is not applicable since we qualify as a smaller reporting company.

ITEM 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q/A, and considering the subsequent restatement, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation and the identification of the material weaknesses in the Company’s internal control over financial reporting as described below under “Changes in Internal Control over Financial Reporting,” the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

The Company reports the identification of material weaknesses in certain lending policies and risk management functions including weaknesses in the systems and processes that are used to identify, administer and classify problem credits. These weaknesses, coupled with rapid growth and the recent slowdown in real estate acquisition, development, and construction activity, where our loan portfolio is heavily concentrated, resulted in increased problem credits and substantial increases to the allowance for loan losses. The Company has taken the following steps to improve its systems:

•

The Company has revised our loan policy to incorporate revisions in loan classification criteria to be reflective of additional risk during the current economic conditions and to more closely align our definitions with regulatory guidance.

•

The Company has revised its general loan loss reserve methodology to reflect the increased risk related to the number of loans now classified as substandard according to the newly applied criteria, as well as the heavy concentration in construction and acquisition and development loans.

•	The Company is actively pursuing alternatives to dispose of nonperforming and impaired assets, reduce large loan concentrations, and otherwise strengthen borrowing relationships.

These actions commenced during the latter part of the third quarter of 2008. We anticipate additional ongoing improvements to occur in the fourth quarter and beyond that will continue to strengthen our internal controls related to the weaknesses identified above.

Except as discussed above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008, including the subsequent restatement, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We held our annual meeting of stockholders on May 29, 2008. At the meeting, there were two proposals that were submitted for a shareholder vote. The first proposal was the election of five Class II Directors to serve a three-year term, expiring in 2011. The results of the election were as follows:

Director	Votes “For”	Votes “Against”	Votes “Abstained”
Christine A Daniels	1,104,715	0	5,907
Franklin J Davis	1,109,722	0	900
Roy Fickling	1,109,722	0	900
Jim Hawkins	1,109,722	0	900
Drew Hulsey	1,105,315	0	5,307

The second proposal was to amend the articles of incorporation to authorize the issuance of preferred stock. There were 865,983 votes in favor, 22,297 votes against and 6,660 votes abstaining resulting in the proposal being approved.

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

PIEDMONT COMMUNITY BANK GROUP, INC.
(Registrant)

October 31, 2008	/s/ Drew Hulsey
Date	Drew Hulsey, C.E.O.
(Principal Executive Officer)

October 31, 2008	/s/ Julie Simmons
Date	Julie Simmons, C.F.O.
(Principal Financial and Accounting Officer)