Form 10-Q
period 2008-09-30
Piedmont Community Bank Group, Inc.
filed 2008-11-14
CIK 1388337

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 10, 2008:1,630,734 shares, no par value per share.

PIEDMONT COMMUNITY BANK GROUP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

PIEDMONT COMMUNITY BANK GROUP, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

September 30, 2008 and December 31, 2007

	September 30, 2008 (unaudited)	December 31, 2007
ASSETS
Cash and due from banks	$2,445,310	$1,570,492
Interest-bearing deposits in banks	5,948,330	2,764,112
Federal funds sold	20,000	6,113,000
Securities held to maturity, at cost (fair value of $1,728,391 and $1,977,994, respectively)	1,793,250	1,999,674
Securities available for sale, at fair value	12,693,867	9,283,207
Restricted equity securities, at cost	1,516,723	1,115,730
Loans, less allowance for loan losses of $2,977,947 and $1,849,044, respectively	193,766,501	176,185,526
Accrued interest receivable	1,904,522	1,920,920
Premises and equipment, net	9,233,813	7,541,387
Other real estate owned	3,344,116	241,821
Bank owned life insurance	3,639,860	3,512,212
Other assets	1,919,803	792,860

Total assets	$238,226,095	$213,040,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$5,960,273	$5,663,482
Interest-bearing	193,616,861	174,772,117

Total deposits	199,577,134	180,435,599
Federal funds purchased	646,000	—
Accrued interest payable	1,245,775	947,614
Other borrowings	20,311,934	14,100,000
Other liabilities	159,782	387,261

Total liabilities	221,940,625	195,870,474

Shareholders’ equity:
Common stock, no par value, 10,000,000 shares authorized; 1,630,734 shares issued and outstanding	16,297,012	16,089,274
Undivided profits	121,274	1,073,576
Accumulated other comprehensive (loss) income	(132,816)	7,617

Total shareholders’ equity	16,285,470	17,170,467

Total liabilities and shareholders’ equity	$238,226,095	$213,040,941

See accompanying notes to unaudited consolidated financial statements

PIEDMONT COMMUNITY BANK GROUP, INC.

AND SUBSIDIARY

Consolidated Statements of Operations and Other Comprehensive Income

For the Three and Nine Months Ended September 30, 2008 and 2007

(unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30, 2008	Sept 30, 2007	Sept 30, 2008	Sept 30, 2007
Interest and dividend income:
Loans, including fees	$2,821,685	$3,450,139	$8,915,752	$9,154,281
Securities available for sale	147,255	115,748	380,649	306,901
Securities held to maturity	21,232	16,549	64,383	43,509
Interest-bearing deposits in banks	40,885	36,094	98,441	127,170
Federal funds sold	15,222	49,021	39,013	108,863
Dividends	15,832	13,125	45,272	35,110

	3,062,111	3,680,676	9,543,510	9,775,834

Interest expense:
Deposits	1,827,045	1,981,608	5,714,608	5,221,859
Other borrowings	193,254	146,236	532,838	391,249

	2,020,299	2,127,844	6,247,446	5,613,108

Net interest income	1,041,812	1,552,832	3,296,064	4,162,726
Provision for loan losses	—	134,600	1,892,500	452,600

Net interest income after provision for loan losses	1,041,812	1,418,232	1,403,564	3,710,126

Noninterest income:
Service charges on deposit accounts	59,932	27,170	140,993	78,856
Mortgage origination income	1,150	36,121	38,812	127,437
Gain (loss) on sales of securities	(1,602)	—	62,724	—
Other	75,379	13,964	268,116	39,751

	134,859	77,255	510,645	246,044

Noninterest expense:
Salaries and employee benefits	627,497	570,261	1,875,293	1,624,299
Equipment and occupancy	145,022	114,946	378,909	333,241
Other operating	431,164	427,881	1,252,959	1,089,504

	1,203,683	1,113,088	3,507,161	3,047,044

Income (loss) before provision for income taxes (benefits)	(27,012)	382,399	(1,592,952)	909,126
Provision for income taxes (benefits)	(49,470)	152,646	(640,648)	388,177

Net income (loss)	22,458	229,753	(952,304)	520,949
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during period, net of tax benefit	32,851	75,816	(99,035)	14,493
Reclassification adjustment for realized gains on sales of securities available for sale, net of tax	1,057	—	(41,398)	—

Comprehensive income (loss)	$56,366	$305,569	$(1,092,737)	$535,442

Income (loss) per share:
Basic	$0.02	$0.14	$(0.58)	$0.32

Diluted	$0.02	$0.14	$(0.58)	$0.31

See accompanying notes to unaudited consolidated financial statements

PIEDMONT COMMUNITY BANK GROUP, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2008 and 2007

(unaudited)

	September 30, 2008	September 30, 2007
Cash flow from operating activities:
Net income (loss)	$(952,304)	$520,949
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	207,974	214,025
Provision for loan losses	1,892,500	452,600
Increase in cash surrender value of life insurance	(127,648)	—
Share based compensation cost	207,737	207,738
Deferred taxes	—	—
Decrease (increase) in accrued interest receivable	16,398	(616,169)
Increase (decrease) in accrued interest payable	298,161	130,973
Loss on sale of other real estate	(12,422)	—
Gains on foreclosure	(121,163)	—
Gain on sale of securities available for sale	(64,326)	—
Loss on sale of securities held to maturity	1,602	—
Net other operating activities	(739,809)	(786,161)

Net cash flow used in operating activities	606,700	123,955

Cash flow from investing activities:
Net increase in loans	(26,763,543)	(42,260,442)
Net decrease in federal funds sold	6,093,000	1,234,000
Net increase in interest-bearing deposits in banks	(3,184,218)	(1,348,585)
Purchases of restricted equity securities	(400,993)	(248,100)
Purchases of securities available for sale	(9,904,290)	(4,497,327)
Proceeds from sale of securities available for sale	3,061,250	675,194
Proceeds from maturities of securities available for sale	2,785,000	—
Purchase of securities held to maturity	—	(1,375,000)
Proceeds from sale of securities held to maturity	199,650	—
Proceeds from maturities of securities held to maturity	5,000	—
Purchases of premises and equipment	(1,928,630)	(945,374)
Proceeds from sale of other real estate	4,306,424	—

Net cash flow used in investing activities	(25,731,350)	(48,765,634)

Cash flow from financing activities:
Net increase in deposits	19,141,535	46,341,912
Net increase in Federal funds purchased	646,000	(1,977,500)
Proceeds from Federal Home Loan Bank advances	2,800,000	4,000,000
Proceeds from other borrowings	3,411,933	—
Payment of dividends on fractional shares	—	(425)

Net cash flow provided by financing activities	25,999,468	48,363,987

Net increase (decrease) in cash and due from banks	874,818	(277,692)
Cash and due from banks at beginning of period	1,570,492	1,659,993

Cash and due from banks at end of period	$2,445,310	$1,382,301

Supplemental schedule of noncash investing and financing activities –
Change in accumulated other comprehensive loss	$(140,433)	$14,493

Transfer of loans to other real estate	$7,290,068	$—

Financed sales of other real estate	$394,500	$—

Supplemental disclosures of cash flow information – Cash paid for:
Interest	$5,949,287	$5,482,135

Income taxes	$(57,050)	$468,000

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

All significant intercompany transactions and balances have been eliminated in consolidation. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations for the interim period ended September 30, 2008.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts. Actual results could differ from those estimates. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

2.	Stock Compensation Plan

At September 30, 2008, the Company had a stock-based employee/director compensation plan which is more fully described in Note 1 of the consolidated financial statements in the Annual Report on Form 10-KSB for the year ended December 31, 2007. A total of 383,502 shares have been reserved under the Plan. As of September 30, 2008, the Company had 380,705 options outstanding.

The Company recorded stock based compensation expense of $207,737 and $207,738 for the nine months ended September 30, 2008 and 2007, respectively. Income tax benefits recognized with respect to stock based compensation for the nine months ended September 30, 2008 and 2007 was $13,960 and $13,960, respectively.

At September 30, 2008, there was approximately $110,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 0.29 years.

No options have been granted or exercised in 2008. As of September 30, 2008, 290,023 options were exercisable with a weighted-average exercise price of $11.67 per share.

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

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended September 30,
	2008	2007
Basic earnings per share:
Weighted average common shares outstanding	1,630,734	1,630,734

Net income	$22,458	$229,753

Basic earnings per share	$0.02	$0.14

Diluted earnings per share:
Weighted average common shares outstanding	1,630,734	1,630,734
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	—	33,934

Total weighted average common shares and common stock equivalents outstanding	1,630,734	1,664,668

Net income	$22,458	$229,753

Diluted earnings per share	$0.02	$0.14

	Nine Months Ended September 30,
	2008	2007
Basic earnings (losses) per share:
Weighted average common shares outstanding	1,630,734	1,630,734

Net (loss) income	$(952,304)	$520,949

Basic earnings (losses) per share	$(0.58)	$0.32

Diluted earnings (losses) per share:
Weighted average common shares outstanding	1,630,734	1,630,734
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	—	34,946

Total weighted average common shares and common stock equivalents outstanding	1,630,734	1,665,693

Net (loss) income	$(952,304)	$520,494

Diluted earnings (losses) per share	$(0.58)	$0.31

4.	Loans

The composition of loans is summarized as follows:

	September 30, 2008	December 31, 2007
Commercial	$14,769,500	$19,031,997
Real estate-construction	35,193,423	37,310,324
Real estate – mortgage	18,921,874	19,212,502
Real estate – commercial	125,705,809	100,505,031
Consumer installment and other	2,180,275	1,993,067

	196,770,881	178,052,921
Deferred loan fees	(26,433)	(18,351)
Allowance for loan losses	(2,977,947)	(1,849,044)

Loans, net	$193,766,501	$176,185,526

5.	Fair Value Measurement

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurements using:
	Fair value at September 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale	$12,694	$—	$12,694	$—

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

Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment. For assets measured at fair value on a nonrecurring basis for the nine months ended September 30, 2008 that were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at quarter end.

	Carrying value at September 30, 2008:
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(In thousands)
Impaired loans	$17,045	$—	$—	$17,045
Other real estate owned	3,344	—	—	3,344

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

6.	Director Fees and Executive Salary Continuation Plans

In August 2008, the company implemented a director fee continuation plan which provides for the payment of $1,000 to each director beginning on their normal retirement date and continuing annually thereafter until 10 payments have been made.

In August 2008, the company also implemented an executive salary continuation plan which provides that, upon reaching their normal retirement date, the executive officers of the bank will receive an annual benefit equal to 5% of their base salary in effect as the normal retirement date. Upon a change of control of the organization, the annual benefit amount will accelerate to 35% of their base salary.

7.	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Based on its current operations, the Company does not expect that the adoption of SFAS 162 will have a material impact on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Based on its current operations, the Company does not expect that the adoption of SFAS 161 will have a material impact on its financial position or results of operations.

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

8.	Stock Offering

As of August 1, 2008 the Company began selling up to 300,000 shares of its common stock for $10.00 per share. Initially, we offered the shares to our existing shareholders, who for 30 days had the opportunity to purchase a pro rata number of shares in this offering based on their existing percentage ownership. Thereafter, we began offering any remaining shares to the general public. This offering will terminate November 29, 2008, or when all of the shares of common stock are sold, whichever occurs first. At our discretion, we may extend the offering to a subsequent date that we determine at the time of the extension, but in no event beyond December 31, 2008.

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations

The following is our discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements.

Forward Looking Statements

Certain of the statements made herein are forward-looking statements for purposes of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” or “intend,” or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

Introduction

Through our bank subsidiary we perform banking services customary for community-oriented banks of similar size and character. We offer personal and business checking accounts, interest-bearing checking accounts, savings accounts and various types of certificates of deposit. We also offer commercial loans, installment and other consumer loans, home equity loans, home equity lines of credit, construction loans and mortgage loans. In addition, we provide such services as official bank checks and traveler’s checks, direct deposit and United States Savings Bonds. We provide other customary banking services including ATM services, safe deposit facilities, money transfers, and individual retirement accounts.

Overview

Third quarter 2008 results were marked by flattening loan and deposit growth and continued pressure on our net interest margin. Our net income for the quarter was $22,458, or $0.02 per share, compared to net income of $229,753, or $0.14 per share, in the third quarter of 2007. Due to weakening real estate markets, we have experienced an increase in other real estate owned, which consists of foreclosed properties, from approximately $242,000 at December 31, 2007 to approximately $3.3 million at September 30, 2007. The majority of this net increase is attributable to three lending relationships. The level of our delinquent loans greater than 30 days increased from approximately $2.8 million at December 31, 2007 to approximately $11.2 million at September 30, 2008.

The real estate markets that we serve are beginning to exhibit stronger signs of weakness than we witnessed during the summer months of 2008. Sales volumes and new housing starts continue to slow significantly. Real estate prices have also declined, although the decline in prices has so far been less dramatic. The weakness in real estate markets is particularly prevalent in the commercial and construction areas, where we have heavy concentrations. In recent weeks we have also seen, both locally and nationally, a general decline in lending activities by financial institutions in connection with the overall market turmoil. Many of our borrowers are developers who depend on end-users to purchase their projects as a source of repayment. The ability of our borrowers to timely repay our loans, therefore, will be negatively impacted to the extent that these end-users are unable to obtain financing to purchase the underlying real estate projects.

In addition to the general deterioration in the real estate markets we serve, we have also been directly impacted by the interest rate reductions initiated by the Federal Reserve in response to the broad market conditions. Because our loans generally reprice more quickly than our deposits, the declining interest rate environment has significantly compressed our net interest margin. As a result of the declining rate environment and the increase in our nonaccrual loans, our net interest income before the provision for loan losses for the first nine months of 2008, which was approximately $3.3 million, was down $867,000 from the first nine months of 2007 despite the fact that our average loans during the period increased from $159 million to $190 million. After deducting higher other expenses that are attributable to our growth, including provisions for loan losses of approximately $1.9 million, we experienced a net loss of $952,304 for the first nine months of 2008 as compared to net income of approximately $520,959 for the first nine months of 2007.

Due to the trends described above, we expect that our loan growth will level off and could even decline over the next several months. In addition, we expect that our level of other real estate will increase marginally during the fourth quarter of 2008 and into 2009 as we anticipate foreclosing on properties at a faster rate than we are able to dispose of such properties. Therefore, we believe that our level of non-performing assets will increase and that our level of net interest margin and profitability will be negatively impacted in the short term. We also expect further deterioration in our loan portfolio as economic conditions continue to weaken. The combination of these forces could produce a significant loss in the fourth quarter of 2008.

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

The allowance for loan losses increased by $1,129,000 for the first nine months of 2008 as compared to an increase of $453,000 for the first nine months of 2007. Provisions for loan losses of $1,892,500 for the nine month period ended September 30, 2008 were made primarily due to loan growth, increased charge-offs and our assessment of inherent risk in the loan portfolio. These provisions were offset by $764,000 which was charged-off to the reserve for adjustments to collateral values at foreclosure and for reversal of prior year interest on loans placed in non-accrual status. The allowance for loan losses as a percentage of total loans was 1.51% and 1.04% at September 30, 2008 and December 31, 2007, respectively. Subsequent to September 30, 2008, we have identified six loans which total approximately $3 million which are considered impaired, which will require additional provisions for loan losses in the fourth quarter of 2008.

The allowance for loan losses is established and adjusted through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectability of the principal is unlikely. Subsequent recoveries are credited to the allowance.

The allowance at any given point reflects an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectability of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, concentration and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses, and may require us to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Information with respect to nonaccrual, past due and restructured loans is as follows:

	September 30, 2008	December 31, 2007
	(Dollars in Thousands)
Nonaccrual loans	$6,265	$128
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	—	200
Restructured loans	—	—
Potential problem loans	17,045	3,306
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	94	5
Interest income that was recorded on nonaccrual and restructured loans	61	1

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured. The increase in the level of potential problem loans is directly related to the weakening real estate markets in the communities that we serve.

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

Information regarding certain loans and allowance for loan loss data is as follows:

	Nine Months Ended September 30, 2008	Year Ended December 31 2007
	(Dollars in Thousands)
Average amount of loans outstanding	$189,972	$148,881

Balance of allowance for loan losses at beginning of period	1,849	1,235

Loans charged off:
Construction	(685)	—
Real estate mortgage	(32)	—
Other	(47)	—

	(764)	—

Loans recovered:
Construction	—	—
Real estate mortgage	—	—
Other	—	—

	—	—

Net (charge-offs) recoveries	(764)	—

Additions to allowance charged to operating expense during period	1,893	614

Balance of allowance for loan losses at end of period	$2,978	$1,849

Ratio of net loans charged off during the period to average loans outstanding	0.40%	0.00%

As a result of the changes in our real estate markets since last year, we incurred net charge-off of $764,000 during the nine month period ended September 30, 2008. The increase in charge-off in 2008 resulted from the substantial increase in our level of nonperforming assets.

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

Our liquidity and capital resources are monitored daily by management and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, our liquidity ratio at September 30, 2008 was considered satisfactory. At that date, our short-term investments and available Federal Funding were adequate to cover any reasonably anticipated immediate need for funds. At September 30, 2008, we had unused available Federal Fund lines of $11,854,000 and unused Federal Home Loan Bank borrowing capacity of approximately $39,000.

As of September 30, 2008 we had a decreased liquidity position compared to year end 2007 as total federal funds sold amounted to $20,000, representing 0.01% of total assets as compared to $6 million or 2.87% as of December 31, 2007. Investment securities available-for-sale amounted to $12.7 million and interest-bearing deposits in banks amounted to $5.9 million, representing 5.33% and 2.50% of total assets, respectively. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities is a source of liquidity. For the nine months ended September 30, 2008, total deposits increased from $180.4 million at December 31, 2007 to $199.6 million at September 30, 2008. Of this total, however, approximately $130.1 million, or 65%, represent time deposits that are scheduled to mature within one year. Furthermore, we intend to continue to rely heavily on short-term time deposits as a primary source of funding for the foreseeable future. If we are unable to offer a competitive rate as these deposits mature, we could lose a substantial amount of deposits within a short period of time, which would strain our liquidity. While we consider this scenario to be unlikely, our net interest income and profitability would be negatively affected if we have to increase rates to maintain deposits.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. The table below illustrates our bank’s regulatory capital ratios at September 30, 2008.

	Piedmont Community Bank	Regulatory Minimum Requirements (Well Capitalized)
Leverage capital ratios	8.42%	5.00%
Risk-based capital ratios:
Tier 1 capital	8.86	6.00
Total capital	10.11	10.00

Our regulatory capital ratios, which have declined over the last several years as a result of our growth, have experienced additional stress in recent quarters because of losses we have sustained and additional provisions to our allowance for loan losses. At September 30, 2008 our total risk-based capital ratio was 10.11%, which is only 11 basis points above the minimum requirement to maintain “well capitalized” status. Any further deterioration in our loan portfolio, which we expect, would jeopardize our “well capitalized” status. If we lose our “well-capitalized” status our ability to acquire needed funding through sources such as brokered deposits, Federal Home Loan Bank advances or unsecured federal funds credit lines could be impaired and our liquidity could further tighten through reputational damages in our deposit service areas. Such an event, among other factors, could also lead to increased scrutiny by regulatory agencies and possible enforcement actions. In August 2008 we commenced an offering of up to $3 million in common stock. The primary purpose of the offering is to raise capital necessary to maintain our bank’s “well-capitalized” status and position us for future growth. In addition to this offering we are also exploring various other alternatives to bolster our capital. Among other things, we intend to apply for participation in the voluntary Capital Purchase Program recently announced by the U.S. Department of Treasury. If our application is approved then we will be able to sell senior preferred securities to the Department of Treasury for total proceeds of up to 3% of our risk-weighted assets, or approximately $6.6 million. However, there is no assurance that our application will be approved or that we will satisfy all of the conditions necessary to participate in the program. Despite our efforts, we may not be able to remain “well capitalized” even if we are successful in raising capital through the sale of shares in our ongoing offering or through other means. We may also fail to achieve our objectives if we sustain further losses, which we expect in the short term.

During the first quarter of 2008, the holding company obtained a $5,000,000 revolving line of credit from Nexity Bank for the purpose of capital injection into the Bank as needed. Through September 30, 2008, we have borrowed approximately $3,412,000 on the line.

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

September 30, 2008
Commitments to extend credit	$28,494,000
Letters of credit	9,000

$28,503,000

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

Financial Condition

Our total assets grew by 11.82% for the first nine months of 2008. Deposit growth of $19.1 million and additional FHLB borrowings of $3.8 million were used to fund net loan growth of almost $17.6 million. Loan demand, however, has recently softened in our primary market areas of Jones, Baldwin, Bibb, Monroe, Houston, Greene and Putnam counties. Therefore, we currently expect loan growth to level off or even decline over the next several months. Our loan to deposit ratio has decreased slightly from 98.7% as of December 31, 2007 to approximately 98.6% as of September 30, 2008. Shareholders’ equity has decreased by approximately $885,000 due to net losses of $952,000, decrease in unrealized gains on investment securities of $141,000 net of recognition of stock based employee compensation cost of $208,000.

Results of Operations For The Three and Nine Months Ended September 30, 2008 and 2007

Interest Income and Interest Expense

Our profitability is determined by our ability to effectively manage interest income and expense, to minimize loan and security losses, to generate noninterest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends upon our ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets. Our net interest margin was 2.13% for the nine months ended September 30, 2008, compared to 3.50% for the same period in 2007, a decrease of 139 basis points. The decrease was largely attributable to the interest rate reductions initiated by the Federal Reserve over the past twelve months and the fact that our loans generally reprice more quickly than our deposits. Our net interest margins have also been negatively affected by the increase in our nonperforming assets. Our average rate earned on interest-earning assets decreased to 6.17% for the first nine months of 2008 as compared to 8.29% for the first nine months of 2007, a decrease of 212 basis points. Our average rate paid on interest-bearing liabilities decreased to 4.16% for the first nine months of 2008 as compared to 5.23% for the first nine months of 2007, a decrease of 107 basis points. Despite average loan growth of $48 million from September 30, 2007 to September 30, 2008, net interest income decreased slightly.

The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Nine months ended September 30, 2008		Nine months ended September 30, 2007
	Interest	Average Rate	Interest	Average Rate
INTEREST INCOME:
Interest and fees on loans (1)	$8,916	6.34%	$9,154	8.72%
Interest on taxable securities	381	5.00%	307	4.82%
Interest on nontaxable securities	64	4.40%	43	3.97%
Interest on federal funds sold	39	2.46%	109	5.20%
Interest on deposits in banks	98	3.82%	127	4.86%
Dividends	45	4.65%	35	5.14%

Total interest income	9,543	6.17%	9,775	8.19%

INTEREST EXPENSE:
Interest on interest-bearing demand and savings	1,175	2.77%	1,785	5.06%
Interest on time deposits	4,539	4.79%	3,437	5.44%
Interest on other borrowings	533	4.15%	391	4.39%

Total interest expense	6,247	4.16%	5,613	4.98%

NET INTEREST INCOME	$3,296		$4,162

Net interest margin		2.13%		3.50%
Net interest spread		2.01%		3.21%

(1)	Interest and fees on loans include $141,000 and $251,000 of loan fee income for the nine months ended September 30, 2008 and 2007, respectively. Interest income recognized on nonaccrual loans during 2008 and 2007 was insignificant.

Provisions for Loan Losses

We did not incur a provision for loan losses during the third quarter of 2008. We recorded a provision of $135,000 for the third quarter of 2007. Our allowance for loan losses increased $1,129,000 from $1,849,000 as of December 31, 2007 to $2,978,000 as of September 30, 2008. The increase is due to the provisions of $1,893,000 recorded in the first nine months of 2008 as a result of the increase in loan volume, increased net charged-offs, and increases in problem loans as compared to December 31, 2007.

Noninterest Income

Non-interest income consists of service charges on deposit accounts, mortgage origination income, cash surrender value of life insurance and other miscellaneous income.

Noninterest income increased by approximately $58,000 and $265,000 for the third quarter and the first nine months of 2008 as compared to the corresponding periods in 2007. Increases in gains on foreclosure of $121,000, bank owned life insurance income of $128,000 and gains on sale of securities of $63,000 account for the first nine months of 2008’s increase in noninterest income, offset by a decrease of $87,000 in mortgage origination income. The drop in mortgage origination income reflected an industry wide decline in mortgage origination activity. Service charges on deposit accounts increased from $79,000 during the first nine months of 2007 to $141,000 during the first nine months of 2008. This increase is attributable to our overall growth in deposits and branch expansion.

Noninterest Expenses

Noninterest expenses increased by approximately $91,000 and $460,000 the three months and the nine months ended September 30, 2008 compared to the same periods in 2007. The increase is due largely to an increase in salaries and employee benefits expense of $251,000 associated with additions to staff due to our growth and the opening of our two Macon offices, Forsyth and Lake Oconee locations and normal increases in salaries and benefits. The number of full time equivalent employees increased from 36 at September 30, 2007 to 44 at September 30, 2008. Net equipment and occupancy expenses and other operating expense increased $46,000 and $163,000, respectively, comparing the first nine months of 2008 to the first nine months of 2007, primarily due to our opening of new branches. We have plans to close our Lake Oconee branch effective December 31, 2008 due to the departure of a key loan officer. We expect that this closure will not have a material effect on our level of noninterest expenses.

Income Taxes

We have recorded income tax benefits of $49,000 and $641,000 for the three and nine months ended September 30, 2008. This represents 40.22% of net loss before income tax benefits for the nine months ended September 30, 2008 compared to 42.70% of net income before income taxes for the nine months ended September 30, 2007 which included an adjustment of $32,945 related to the prior year.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

This disclosure required under this Item is not applicable since we qualify as a smaller reporting company.

ITEM 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation and the identification of the material weaknesses in the Company’s internal control over financial reporting as described below under “Changes in Internal Control over Financial Reporting,” the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2008 in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act filings.

Changes in Internal Control over Financial Reporting

In connection with a review of our loan portfolio that commenced in the latter part of the third quarter of 2008, we identified material weaknesses in certain lending policies and risk management functions including weaknesses in the systems and processes that are used to identify, administer and classify problem credits. These weaknesses, coupled with rapid growth and the recent slowdown in real estate acquisition, development, and construction activity, where our loan portfolio is heavily concentrated, resulted in increased problem credits and substantial increases to the allowance for loan losses. The Company has taken the following steps to improve its systems:

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

Except as discussed above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 5.	Other Information

On November 12, 2008, M. Cole Davis, who previously held the position of EVP-Retail Banking, accepted a reassignment to the position of Forsyth City President.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

3.1	Articles of Amendment

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIEDMONT COMMUNITY BANK GROUP, INC.
(Registrant)

November 14, 2008	/s/ Drew Hulsey
Date	Drew Hulsey, C.E.O.
(Principal Executive Officer)

November 14, 2008	/s/ Julie Simmons
Date	Julie Simmons, C.F.O.
(Principal Financial and Accounting Officer)