Form 10-K
period 2008-12-31
Piedmont Community Bank Group, Inc.
filed 2009-03-30
CIK 1388337

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Check whether the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer or a smaller reporting company. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues for its most recent fiscal year were $13,029,667.

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2008 was $14,268,922. This calculation is based upon an estimate of the fair market value of the common stock by the registrant’s Board of Directors of $8.75 per share on that date. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the common stock.

As of March 27, 2009, there were 1,630,734 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report (the “2009 Proxy Statement”).

FORWARD LOOKING STATEMENT

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Forward-looking statements are generally identifiable by the use of forward-looking terminology such as “anticipate,” “believe,”, “continue,” “could,” “would,” “endeavor,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “potential,” “predict,” “project,” “seek,” “should,” “will” and other similar words and expressions of future intent.

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

The cautionary statements in this Annual Report on Form 10-K also identify important factors and possible events that involve risk and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. We do not intend, and undertake no obligation, to update or revise any forward-looking statements contained, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements.

Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (“SEC”).

PIEDMONT COMMUNITY BANK GROUP, INC.

2008 Form 10-K Annual Report

PIEDMONT COMMUNITY BANK GROUP, INC.

PART I

ITEM 1.	BUSINESS

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

Piedmont Community Bank

Piedmont Community Bank is a community-oriented full service commercial bank headquartered at 110 Bill Conn Parkway, Gray, Georgia 31032. We seek to be the premier community bank servicing the greater middle Georgia region. The bank received its Georgia banking charter in 2002 and opened for business on July 22, 2002. It currently has four locations. Its telephone number is (478) 986-5900. In 2006, we opened a full-service branch at 1611 Bass Road, Macon, Georgia 31210. We opened two additional branches during the second quarter of 2007, one located at 4511 Forsyth Road in Macon, Georgia 31210 and one located at 1040 Founder’s Row, Greensboro, GA 30642. On July 1, 2008, we opened a branch located at 76 East Johnston Street in Forsyth, Georgia 31029. As of December 31, 2008, we closed the Greensboro office due to the loss of key personnel.

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

Growth Strategy

It is our vision to be the premier community bank for middle Georgia. Through careful planning and research, we identified growth markets in middle Georgia where we believe that we can introduce our philosophy of excellent customer care and provide a better banking alternative for these markets. In addition to our main office in Gray, we now operate two branch offices in Macon and one in Monroe County.

Management

We have assembled an experienced team of bankers who have all developed their careers in middle Georgia. Our executive management team consists of the following individuals:

•

R. Drew Hulsey, our CEO, began his banking career in 1985. His experience includes service in Valdosta, Tifton, Savannah and Macon, Georgia. Before joining the Bank as CEO in 2003, Mr. Hulsey served as Regional Business Banking Manager at BB&T in Macon. He graduated with a BBA in Finance from Georgia Southern University in Statesboro, Georgia. He is also an alumnus of the Graduate School of Banking at Louisiana State University.

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

•

Julie Simmons, our CFO, began her banking career in 1983. She has worked in the banking industry in Milledgeville, Macon, and Dawsonville, Georgia. Prior to joining us in 2001 Ms. Simmons had most recently served as internal audit director for Century South Banks from 1996 to 2001. She graduated from Georgia College in Milledgeville, Georgia, with a BBA degree in Accounting.

Industry and Competition

We encounter vigorous competition from other commercial banks, savings and loan associations and other financial institutions and intermediaries in our service areas. Our bank competes with other banks in its primary service area in obtaining new deposits and accounts, making loans, obtaining branch banking locations and providing other banking services. Our bank also competes with savings and loan associations and credit unions for savings and transaction deposits, time deposits and various types of retail and commercial loans. Based on statistical data published by the FDIC, there were a total of 67 banking offices in the three counties where we currently have branches. According to these same statistics, we held only 0.11% of the total deposits in the State of Georgia as of June 30, 2008.

Our bank must also compete with other financial intermediaries, including mortgage banking firms and real estate investment trusts, small loan and finance companies, insurance companies, leasing companies and certain government agencies. Competition exists for time deposits and, to a more limited extent, demand and transaction deposits offered by a number of other financial intermediaries and investment alternatives, including money market mutual funds, brokerage firms, government and corporate bonds and other securities.

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

Our larger competitors offer various services that we do not provide, including a more extensive and established branch network and trust services. Furthermore, we have a lower legal lending limit than many of our competitors, which precludes us from making large loans. Despite these disadvantages, we believe that we can compete effectively with our larger competitors by offering local access, competitive products and services and more responsive customer service. Our rates on loans and deposits are competitive with other financial institutions in our market. To distinguish ourselves, however, we strive to respond to credit requests more quickly than our competitors based on our personal knowledge of the customer and the collateral. We feel that our larger competitors often lack the consistency of local leadership and decision-making authority necessary to provide efficient service to individuals and small to medium-sized business customers. While our locally-based competitors may also possess some of these qualities, we believe that we can effectively compete with these institutions through our experienced banking staff.

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

Commercial Real Estate Loans

We make loans to borrowers secured by commercial real estate located in and around our market area. In underwriting these type loans we consider the historic and projected future cash flows of the real estate. We make an assessment of the physical condition and general location of the property and the effect these factors will have on its future desirability from a tenant standpoint. We will lend up to a maximum 90% loan to value ratio and require a minimum debt coverage ratio or other compensating factors.

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

Commercial real estate loans constituted approximately 62% of our total loan portfolio at December 31, 2008.

Construction and Development Loans

We make construction and development loans to customers in our market area. Loans are granted for both speculative projects and those being built with end buyers and lessees already secured. We will only lend money to finance speculative projects when we are confident, based on all of the particular facts and circumstances, that the borrower will be able to service the loan without relying solely on the real estate collateral.

Construction and development loans are subject primarily to market and general economic risk caused by inventory build-up in periods of economic prosperity. During times of economic stress this type of loan has typically had a greater degree of risk than other loan types. Unlike other types of loans, these loans are also subject to risks related to construction delays that may be caused by weather or other factors. To mitigate that risk, the board of directors and management reviews the entire portfolio on a monthly basis. The percentage of our portfolio being built on a speculative basis is tracked very closely. Loan policy also provides for loan portfolio exposure guidelines on construction, land development and other land loans.

Construction and development loans constituted approximately 18% of our total loan portfolio at December 31, 2008.

Commercial and Industrial Loans

We make loans to small- and medium-sized businesses in our primary trade area for purposes such as new or upgrades to plant and equipment, inventory acquisition and various working capital purposes. Commercial loans are granted to borrowers based on cash flow, ability to repay and degree of management expertise. This type of loan may be subject to many different types of risk, which will differ depending on the particular industry a borrower is engaged in. General risks to an industry, or segment of an industry, are monitored by senior management on an ongoing basis. When warranted, individual borrowers who may be at risk due to an industry condition may be more closely analyzed and reviewed at a loan committee or board of directors level. Commercial and industrial borrowers are required to submit statements of financial condition relative to their business to us for review on a periodic basis. These statements are analyzed for trends and the loan is assigned a credit grade accordingly. Based on this grade, the loan may receive an increased degree of scrutiny by management up to and including additional loss reserves being required.

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

Commercial and industrial loans constituted approximately 9% of our total loan portfolio at December 31, 2008.

Consumer Loans

We offer a variety of loans to retail customers in the communities we serve. Consumer non real estate loans in general carry a moderate degree of risk compared to other loans. They are generally more risky than traditional residential real estate loans but less risky than commercial loans. Risk of default is usually determined by the well being of the national and local economies. During times of economic stress there is usually some level of job loss both nationally and locally, which directly affects the ability of the consumer to repay debt. Risk on consumer loans is generally managed though policy limitations on debt levels consumer borrowers may carry and limitations on loan terms and amounts depending upon collateral type.

Various types of consumer loans include the following:

•	home equity loans – open and closed end;

•	closed end, non revolving 1-4 family 1st & 2nd lien;

•	automobile, RV and boat financing;

•	loans secured by deposits;

•	overdraft protection lines; and

•	secured and unsecured personal loans.

The various types of consumer loans all carry varying degrees of risk. Loans secured by deposits carry little or no risk and in our experience have had a zero default rate. Home equity lines and Closed end 1-4 family loans carry additional risk because of the increased difficulty of converting real estate to cash in the event of a default. However, underwriting policy provides mitigation to this risk in the form of a maximum loan to value ratio of 90% on a collateral type that has historically appreciated in value. We also require the customer to carry adequate insurance coverage to pay all mortgage debt in full if the collateral is destroyed. We also have a tickler system to track for missing or inadequate insurance coverage. In the event the borrower’s insurance isn’t adequate the bank will force place insurance to protect itself. Vehicle financing carries additional risks over loans secured by real estate in that the collateral is declining in value over the life of the loan and is mobile. Risks inherent in vehicle financing are managed by matching the loan term with the age and remaining useful life of the collateral to ensure the customer has an equity position and is not “upside down.” Collateral is protected by requiring the customer to carry insurance showing the bank as loss payee. We also have a blanket policy that covers us in the event of a lapse in the borrower’s coverage and also provides assistance in locating collateral when necessary. Secured personal loans carry additional risks over the previous types in that they are generally smaller and made to borrowers with somewhat limited financial resources and credit histories. These loans are secured by a variety of collateral with varying degrees of marketability in the event of default. Risk on these types of loans is managed primarily at the underwriting level with strict adherence to debt to income ratio limitations and conservative collateral valuations. Overdraft protection lines and other unsecured personal loans carry the greatest degree of risk in the consumer portfolio. Without collateral, we are completely dependent on the commitment of the borrower to repay and the stability of the borrower’s income stream. Again, primary risk management occurs at the underwriting stage with strict adherence to minimum credit scores, debt to income ratios, time in present job and in industry and safety and soundness guidelines relative to loan size as a percentage of net worth and liquid assets.

Consumer loans represent a small portion of our overall loan portfolio. As of December 31, 2008 they constituted 11% of our total loan portfolio.

Unsecured Loans

The vast majority of our loans are secured by assets of the borrower. Occasionally, however, we will make commercial or consumer loans on an unsecured basis. These loans may be made when we believe that the financial strength of the borrower supports repayment without the need to look toward the collateral. As of December 31, 2008, we had approximately $3,800,000 in unsecured loans, which represented approximately 2% of our total loan portfolio.

Loan Participations

We sell loan participations in the ordinary course of business when an originated loan exceeds our legal lending limit as defined by state banking laws. These loan participations are sold to other financial institutions without recourse. As of December 31, 2008 we had sold a total of $17 million in loan participations for an amount that equaled 8.8% of our total loans on that date.

We also purchase loan participations from time to time from other banks in the ordinary course of business, usually without recourse. Purchased loan participations are underwritten in accordance with our loan policy and represent a source of loan growth to us. Although the originating financial institution provides much of the initial underwriting documentation, management is responsible for the appropriate underwriting, approval and the on-going evaluation of the loan. One risk associated with purchasing loan participations is that we often rely on information provided by the selling bank regarding collateral value and the borrower’s capacity to pay. To the extent this information is not accurate, we may experience a loss on these participations. Otherwise, we believe that the risk related to purchased loan participations is consistent with other similar type loans in the loan portfolio. If a purchased loan participation defaults, we usually have no recourse against the selling bank but will take other commercially reasonable steps to minimize our loss. As of December 31, 2008, we had purchased $15.3 million in loan participations. The total principal amount of these participations comprised 8% of our total loan portfolio on December 31, 2008.

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

After a loan is underwritten and booked, loans are monitored or reviewed by the account officer, management, and external loan review personnel during the life of the loan. Payment performance is monitored monthly for the entire loan portfolio, account officers contact customers during the course of business and may be able to ascertain if weaknesses are developing with the borrower, external loan personnel perform an independent review annually, and federal and state banking regulators perform periodic reviews of the loan portfolio. If weaknesses develop in an individual loan relationship and are detected then the loan is downgraded and higher reserves are assigned based upon management’s assessment of the weaknesses in the loan that may affect full collection of the debt. If a loan does not appear to be fully collectible as to principal and interest then the loan is recorded as a non-accruing loan and further accrual of interest is discontinued while previously accrued but uncollected interest is reversed against income. If a loan will not be collected in full then the allowance for loan losses is increased to reflect management’s estimate of potential exposure of loss.

We had net chargeoffs of approximately $1 million during 2008 as compared to zero in 2007. Management believes that based upon historical performance, known factors, management’s judgment, and regulatory methodologies, that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable.

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

Please refer to “Provision for Loan Losses” within Item 7 of this Annual Report on Form 10-K for more detail.

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

Our investment securities consist primarily of mortgage-backed obligations issued by the Government National Mortgage Association (GNMA) and obligations of the United States or its agencies.

Deposit Services

We seek to establish and maintain solid core deposits, including checking accounts, money market accounts, a variety of certificates of deposit and IRA accounts. To attract deposits, we employ a comprehensive marketing plan for our market, and feature a broad product line and competitive services. The primary sources of our local deposits are residents of, and businesses and their employees located within our market. We obtain these deposits primarily through personal solicitation by our officers and directors, and limited advertisements published in the local media. We generate deposits by offering a broad array of competitively priced deposit services, including demand deposits, regular savings accounts, money market deposits, certificates of deposit, retirement accounts and other legally permitted deposit or funds transfer services that may be offered to remain competitive in the market.

Other Banking Services

We provide traveler’s checks, direct deposit of payroll and social security checks, and automatic transfers for various accounts. We are also associated with a shared network of automated teller machines that our customers are able to use throughout Georgia and other regions. We offer MasterCard® and VISA® credit card services through a correspondent bank.

Marketing and Advertising

Our target customers are the residents and the small businesses and their employees located within our market area. We emphasize our local ownership and management in providing banking services to these customers. We use a comprehensive marketing approach including logo, brochures, limited advertising in various media such as newspapers, and a website. Additionally, we sponsor community activities on an active, ongoing basis.

Employees

As of December 31, 2008, we had 41 total employees including 37 full-time equivalent employees. We are not a party to any collective bargaining agreement.

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

Prompt Corrective Action

The FDIC Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2008, our bank qualified for the well-capitalized category.

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

FDIC Insurance Assessments

The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts at the Bank are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Transaction Account Guarantee Program are fully insured regardless of the dollar amount until December 31, 2009. The Bank has opted to participate in the FDIC’s Transaction Account Guarantee Program. See “Temporary Liquidity Guarantee Program” below.

The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. On October 7, 2008, as a result of decreases in the reserve ratio of the DIF, the FDIC issued a proposed rule establishing a Restoration Plan for the DIF. The rulemaking proposed that, effective January 1, 2009, assessment rates would increase uniformly by seven basis points for the first quarter 2009 assessment period. The rulemaking proposed to alter the way in which the FDIC’s risk-based assessment system differentiates for risk and set new deposit insurance assessment rates, effective April 1, 2009. Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustment to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from eight to 77.5 basis points of the institution’s deposits. On December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. However, the FDIC approved an extension of the comment period on the parts of the proposed rulemaking that would become effective on April 1, 2009. The FDIC expects to issue a second final rule early in 2009, to be effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk and to set new assessment rates beginning with the second quarter of 2009.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance.

Temporary Liquidity Guarantee Program. On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program. This program has two components – The Debt Guarantee Program and the Transaction Account Guarantee Program. The Debt Guarantee Program guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. The Bank and the Company have opted not to participate in the Debt Guarantee Program.

The Transaction Account Guarantee Program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. The Bank has opted to participate in the Transaction Account Guarantee Program.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted that provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. The Company submitted an application requesting receipt of funds under the CPP but has withdrawn it after being informed that the application would likely be denied.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2008 the Bank’s ratio of total capital to risk-weighted assets was 10.01% and its ratio of Tier 1 Capital to risk-weighted assets was 8.76%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other banking holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2008, the holding company’s leverage ratio was 6.8%. The guidelines also provide that the bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Our bank could have paid cash dividends of approximately $346,000 without prior regulatory approval during 2008. The bank actually paid cash dividends of $137,000 to the holding company which was used for operating expenses and debt service. Because or bank incurred a net loss in 2008 it would not currently pay dividends to our holding company without prior regulatory approval.

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

ITEM 2.	DESCRIPTION OF PROPERTY

The table and text below provides certain information about the properties that we own or lease.

Property Description	Property Location	Own or Lease	Mortgage or Liens	Date Built
Main Office	110 Bill Conn Parkway Gray, Georgia 31032	Own	None	2003

Branch Office	1611 Bass Road Macon, Georgia 31210	Own	None	2006

Branch Office	4511 Forsyth Road Macon, Georgia 31210	Own	None	2006

Branch Office	76 E. Johnston Street Forsyth, Georgia 31029	Own	None	2008

Land originally purchased for Branch Office (currently beingmarketed to sell)	401 S. Houston Lake Road Warner Robins, Georgia 31088	Own	None	N/A

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

Our branch office, located at 76 E. Johnston Street, Forsyth, Georgia 31029, was built in 2008, has approximately 5,000 square feet of interior space and three drive-thru lanes. We own the furniture, fixtures and equipment located at this location.

Due to the current economic slowdown and changes in the Houston County market conditions, we have decided not to open an office in this market any time in the near future. Therefore, we have listed this property with a local realtor for sale.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time involved in various legal actions arising from normal business activities. Although we have experienced more elevated legal related costs and expenses associated with revolving troubled loans, we do not believe that the liability, if any arising from such actions will have a material adverse effect on our financial condition. As of December 31, 2008, we are not a party to any proceeding to which any director, officer or affiliate of the issuer, any owner of more than five percent (5%) of its voting securities is a party adverse to us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

In March 2006, Samco Capital Markets became the market maker for Piedmont Community Bank listing it on the OTC Bulletin Board under the symbol “PCBN.” On February 7, 2007 Piedmont Community Bank Group, Inc. became the sole shareholder of Piedmont Community Bank by virtue of a merger to facilitate the reorganization of Piedmont Community Bank into a holding company structure. Beginning on February 7, 2007, the market prices disclosed reflect the prices of the common stock of Piedmont Community Bank Group, Inc.

Prior to March 2006 there was no established public trading market for the common stock of Piedmont Community Bank. Therefore, management was furnished with only limited information concerning trades of Piedmont Community Bank’s stock.

The following table sets forth the number of shares traded and the high and low per share sales prices for each quarter during 2008 and 2007, to the extent that this information is known to management. Since quotation on the OTC Bulletin Board in March 2006, the high and low per share sales prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. Because of the thin trading, the following data regarding our common stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the common stock.

	Number of shares traded	High Selling Price	Low Selling Price
2008
First Quarter	15,280	$10.00	$8.50
Second Quarter	12,318	$9.35	$7.55
Third Quarter	12,861	$13.25	$4.25
Fourth Quarter	6,015	$9.50	$4.20

2007
First Quarter	30,126	$15.63	$15.13
Second Quarter	22,062	$15.50	$15.01
Third Quarter	14,823	$15.00	$12.00
Fourth Quarter	81,877	$12.15	$9.00

At March 27, 2009, we had 1,630,734 shares of common stock outstanding held by approximately 669 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage houses). We also had outstanding options to purchase 348,090 shares of common stock at a weighted average exercise price of $11.72.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2008 and 2007 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that is not otherwise apparent from the financial statements.

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

In the following sections we have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balances during 2008 and 2007 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a tabular illustration of our asset/liability management to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Note 1 of the December 31, 2008 consolidated financial statements.

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

Overview

General

Our 2008 results were marked by flattening loan growth, increased deterioration in our loan portfolio, and increased pressure on our net interest margin. The following is a summary of our 2008 financial performance:

•

Total loans, net of unearned income, increased to approximately $193 million, up from approximately $178 million at December 31, 2007. This represents a 8.4% increase for the year. However, all of this growth was attributable to the first half of 2008. In fact, loans declined marginally from June 30, 2008 to December 31, 2008 due to foreclosures and a general slowdown in our loan origination activities in light of the weakening real estate market and overall economy.

•

Total deposits were approximately $221 million at December 31, 2008, an increase of approximately 22.5% from $180 million at December 31, 2007. Approximately 98% of our deposits were interest bearing at December 31, 2008.

•

Our provision for loan losses increased substantially to $2.9 million in 2008 from $1.8 in 2007. This increase was primarily the result of the weakening real estate market, especially as it relates to the acquisition, development and construction of residential real estate, where we have a concentration. Net charge offs totaled $1 million during 2008. By contrast, we had no net charge offs in 2007. Our allowance for loan losses as a percentage of total loans stood at 1.53% as of December 31, 2008, up from 1.04% at December 31, 2007.

•

Nonaccrual loans increased substantially to $8.4 million at December 31, 2008 from only $128,000 at December 31, 2007. Nearly 7% of our real estate development loans portfolio was on nonaccrual status at December 31, 2008.

•	Other real estate increased to $8.8 million at December 31, 2008 from $242,000 at December 31, 2007 as we foreclosed on properties that served as collateral for delinquent loans.

•

Despite the increase in loans, net interest income before the provision for loan losses decreased to $4.1 million for 2008 compared to $5.6 million for 2007. Our net interest margin declined 145 basis points to 1.93%, reflecting lost interest income from nonaccrual loans and compression attributable to the declining rate environment throughout 2008.

•	Noninterest income was $636,000, an increase from $330,000 in 2007.

•

Noninterest expense increased to $5.2 million in 2008 compared to $4.2 million in 2007, which represents a 23.7% increase. Salary and employee benefits expenses increased by approximately 8.8%, occupancy and equipment expenses increased by approximately 26.6%, and other operating expenses increased by approximately 45.4%.

•

Our net loss was $1.5 million for 2008, which compares to net income of $669,000 in 2007. The decline in our net interest income and increase in other operating expenses contributed to our loss. However, the primary cause of our loss was the significant increase in our provision for loan losses that was necessary in light of the deteriorating real estate markets and overall economy.

•

Shareholders’ equity decreased to approximately $16.0 million at December 31, 2008 from approximately $17.2 million at December 31, 2007. The decrease was directly attributable to our net loss. Our book value per common share at December 31, 2008 was $9.85, which was down from $10.53 at December 31, 2007.

Outlook

The real estate markets that we serve have experienced significant weakness over the last several quarters. Sales volumes and new housing starts continue to slow substantially. Real estate prices have also declined, although the decline in prices has so far been less dramatic. The weakness in real estate markets is particularly prevalent in the commercial and construction areas, where we have heavy concentrations. In recent months we have also seen, both locally and nationally, a general decline in lending activities by financial institutions in connection with the overall market turmoil. Many of our borrowers are developers who depend on end-users to purchase their projects as a source of repayment. The ability of our borrowers to timely repay our loans, therefore, will be negatively impacted to the extent that these end-users are unable to obtain financing to purchase the underlying real estate projects.

As a result of these trends, we expect that our loan growth will level off and could even decline over the next several months. In addition, we expect that our level of other real estate will increase marginally into 2009 as we anticipate foreclosing on properties at a faster rate than we are able to dispose of such properties. Therefore, we believe that our level of non-performing assets will increase and that our level of net interest margin and profitability will be negatively impacted in the short term. We also expect further deterioration in our loan portfolio as economic conditions continue to weaken. The combination of these forces could produce losses over the foreseeable future.

Declining Regulatory Capital Ratios

Our regulatory capital ratios, which have declined over the last several years as a result of our growth, have experienced additional stress in recent quarters because of losses we have sustained and additional provisions to our allowance for loan losses. In order to maintain our bank’s “well capitalized” regulatory status at December 31, 2008 we sold promissory notes to two directors in December 2008 for aggregate proceeds of $525,000. The notes carry interest rates equal to 12% per annum and mature on December 31, 2009. Proceeds of $400,000 from the issuance of these notes were contributed to our bank subsidiary prior to year end to bolster its capital ratios. Even with this contribution, our bank’s total risk-based capital ratio was 10.01% at December 31, 2008, which is only one basis point above the minimum requirement to maintain “well capitalized” status. Any further deterioration in our loan portfolio, which we expect over the short term, would cause further decline in our regulatory capital ratios, although this decline may be offset somewhat by proceeds from the private placement offering of preferred stock that we are currently conducting.

Possible Enforcement Action

Under applicable laws the Federal Reserve Board, the FDIC as our deposit insurer, and the Georgia Department of Banking and Finance, as our chartering authority, have the ability to impose substantial sanctions, restrictions, and requirement on us if they determine upon examination or otherwise, violations of laws with which we must comply, or weaknesses or failures with respect to general standards of safety and soundness. Our bank subsidiary is regulated by these governmental entities. Applicable law prohibits our disclosures of specific examination findings, but formal enforcement actions are generally disclosed by the regulatory authorities after these actions become effective. These actions typically require certain corrective steps, impose limits on activities (such as lending, deposit taking, acquisitions or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised. In many cases, policies must be revised by the institution and submitted to the regulatory authority for approval within time frames prescribed by the regulatory authorities. Failure to adhere to the requirements of any action, once issued, can result in more severe penalties. Generally, these enforcement actions can be lifted only after a subsequent examination substantiates complete correction of the underlying issues. We anticipate becoming subject to such an enforcement action in the near future due to our increased level of non-performing loans and their impact on our financial condition.

Financial condition at December 31, 2008 and 2007

The following is a summary of our balance sheets as of the dates indicated:

	December 31
	2008	2007
	(Dollars in Thousands)
Cash and due from banks	$2,450	$1,570
Interest-bearing deposits in banks	3,802	2,764
Federal funds sold	7,198	6,113
Securities available for sale	24,787	9,283
Securities held to maturity	2,522	2,000
Restricted equity securities	1,517	1,116
Loans, net	190,016	176,186

Accrued interest receivable	2,215	1,921
Premises and equipment	9,100	7,541
Other real estate owned	8,845	242
Bank owned life insurance	3,683	3,512
Other assets	1,973	793

	$258,108	$213,041

Total deposits	$221,079	$180,436
Other borrowings	19,737	14,100
Accrued interest payable	1,080	948
Other liabilities	144	387
Shareholders’ equity	16,068	17,170

	$258,108	$213,041

As of December 31, 2008, we had total assets of $258 million. Growth of deposits and other borrowings of $40.6 million and $5.6 million, respectively, were used to fund net loan growth of $13.8 million, increase securities by $16.4 million and acquire other real estate of $8.6 million. Six municipal bonds in our portfolio are classified as held to maturity. All other securities are classified as available for sale for liquidity purposes to support our expected loan growth.

We have 90% of our loan portfolio collateralized by real estate. Our real estate mortgage and construction portfolio consists of loans collateralized by one-to-four-family residential properties (10%), construction loans to build on-to-four-family residential properties (18%) and nonresidential properties consisting primarily of small business commercial properties (62%). We generally require that loans collateralized by real estate not exceed the collateral values by the following percentages for each type of real estate loan:

One-to-four-family residential properties	90%
Construction loans on one-to-four-family residential properties	80%
Construction loans on commercial properties	80%
Fully completed Commercial and Residential structures	85%

The remaining 10% of the loan portfolio consists of commercial, consumer and other loans.

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

We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures. Georgia banking regulations limit exposure by prohibiting loan relationships that exceed 25% of the Bank’s statutory capital, as defined by the state law. Our legal lending limit, as of December 31, 2008 was approximately $5,033,000.

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

Our liquidity and capital resources are monitored daily by management and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, our liquidity ratio at December 31, 2008 was considered satisfactory. At that date, we believe that our short-term investments and available Federal Funding were adequate to cover any reasonably anticipated immediate need for funds. At December 31, 2008, we had unused available Federal Fund lines of $12,500,000 and unused Federal Home Loan Bank borrowing capacity of approximately $706,000.

As of December 31, 2008 we had an increased liquidity position as total cash and due from banks amounted to $2.5 million, representing 0.95% of total assets as compared to 0.74% as of December 31, 2007. Investment securities available-for-sale totaled to $24.8 million and interest-bearing deposits in banks amounted to $3.8 million, representing 9.60% and 1.47% of total assets, respectively. These securities and interest bearing deposits in banks provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities is a source of liquidity. For the year ended December 31, 2008, total deposits increased from $180.4 million at December 31, 2007 to $221.1 million at December 31, 2008. Of this total, however, approximately $132.1 million, or 59.7%, represent time deposits that are scheduled to mature within one year. Furthermore, we intend to continue to rely heavily on short-term time deposits as a primary source of funding for the foreseeable future. If we are unable to offer a competitive rate as these deposits mature, we could lose a substantial amount of deposits within a short period of time, which would strain our liquidity. While we consider this scenario to be unlikely, our net interest income and profitability would be negatively affected if we have to increase rates to maintain deposits.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Our capital ratios which had declined over the last couple of years due to our growth, experienced additional stress in 2008 because of the losses we sustained. We are currently offering up to $4 million in preferred stock through a private placement offering. We expect that our capital ratios will improve as proceeds from this offering are collected and will then decline as we use the proceeds to fund moderate loan growth. However, any further deterioration in our loan portfolio would cause our capital ratios to decline. The table below illustrates our bank’s regulatory capital ratios at December 31, 2008.

	Piedmont Community Bank	Regulatory Minimum Requirements (Well Capitalized)
Leverage capital ratios	8.10%	5.00%
Risk-based capital ratios:
Tier 1 capital	8.76	6.00
Total capital	10.01	10.00

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

December 31 2008
Commitments to extend credit	$21,434,000
Letters of credit	20,000

$21,454,000

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

Contractual Obligations

We have various contractual obligations that we must fund as part of our normal operations. The following table shows aggregate information about our contractual obligations and the periods in which payments are due. The amounts and time periods are measured from December 31, 2008.

Payments due by period (in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Other borrowings	$19,737	$900	$525	$4,000	$14,312
Operating lease obligations	6	6	—	—	—
Time deposits	172,663	132,130	39,367	1,166	—

Total	$192,406	$133,036	$39,892	$5,166	$14,312

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

Results of Operations For The Years Ended December 31, 2008 and 2007

The following is a summary of our operations for the years indicated:

	Year Ended December 31
	2008	2007
	(Dollars in Thousands)
Interest and dividend income	$12,394	$13,458
Interest expense	(8,297)	(7,825)

Net interest income	4,097	5,633
Provision for loan losses	(2,158)	(614)
Other income	636	330
Other expenses	(5,191)	(4,195)

Pretax income	(2,616)	1,154
Income tax expense	1,072	(485)
Minority interest	—	—

Net income	$(1,544)	$669

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

During 2008, average loans were $191.1 million, average securities were $14.7 million and average Federal funds sold were $2.5 million. Average interest-bearing liabilities total $206.9 million. The rate earned on average interest-earning assets was 5.84%. The rate paid on average interest-bearing liabilities was 4.01% which resulted in a net interest spread of 1.83%. The net interest margin, which is net interest income divided by average interest-earning assets, was 1.93%.

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

The decrease in our net yield on average interest earning assets is primarily due to interest reversals for loans placed on nonaccrual and the dramatic decreases in interest rates initiated by the Federal Reserve. The yield on our loans decreased 245 basis points in 2008. Our net interest margin declined 145 basis points to 1.93%, reflecting the lost interest from non accrual loans and compression attributable to the declining rate environment throughout 2008.

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

We establish the specific amount by examining impaired loans which are defined as containing one or more of the following characteristics: collectability of principal and interest from the borrower is in question, the loan is on non-accrual or the loan has been restructured. Under generally accepted accounting principles, we may measure the loss either by (1) the observable market price of the loan; or (2) the present value of expected future cash flows discounted at the loan’s effective interest rate; or (3) the fair value of the collateral if the loan is collateral dependent. Because the majority of our impaired loans are collateral dependent, nearly all of our specific allowances are calculated based on the fair value of the collateral. As of December 31, 2008, we had approximately $211,000 in specific loss allocations against specific loans in our evaluation of the allowance for loan losses.

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

Our provision for loan losses was $2,157,500 and $614,000 in 2008 and 2007, respectively. The large majority of the increase was related to reserves needed for the downturn in the economy and to our assessment of the inherent risk in the portfolio although some of the increase was also attributable to the growth in our loan portfolio. Amounts charged off during 2008 totaled $1,058,340 as compared to zero charge-offs in 2007. We had $20,984,360 in nonperforming loans (nonaccrual loans and loans past due 90 days or more) and other real estate owned at December 31, 2008 as compared to $570,000 in 2007. Based upon our evaluation of the loan portfolio, we believe our allowance for loan losses is adequate to meet any potential losses in the loan portfolio.

Non-interest Income

Non-interest income consists of service charges on deposit accounts, income on bank owned life insurance, gains on foreclosures and the disposition of other real estate, gains on the sale of securities, mortgage origination income and other miscellaneous income.

Non-interest income increased $306,000 to $636,000 in 2008 as compared to $330,000 in 2007. The increase is primarily due to an increase of $158,000 in BOLI income from $12,000 in 2007 to $170,000 in 2008 and the increase on gain on sale of other real estate owned (“OREO”) of approximately $156,000.

Non-interest Expense

Non-interest expenses for 2008 and 2007 consist of salaries and employee benefits of $2,450,000 and $2,252,000, equipment and occupancy expenses of $558,000 and $441,000, and other operating expenses of $2,184,000 and $1,502,000, respectively. The increase in salaries and employee benefits of $198,000 over 2007 is primarily due to annual raise increases. The increase in equipment and occupancy expenses of $117,000 over 2007 is due primarily to increased depreciation of $108,000 and increased utilities expense of $19,000. The increase in other operating expenses of $682,000 over 2007 is due primarily to increased data processing expense of $27,000, increased insurance of $31,000, increase in OREO expense of $217,000, $339,000 of expenses related to an abandoned stock offering, increased legal expense of $18,000, increased printing and supplies of $17,000, increased board related expenses $12,000, increase in regulatory fees of $87,000 and increased phone service of $38,000.

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

We have recorded on our consolidated balance sheet net deferred tax assets of $792,000. We believe there will be sufficient taxable income in the future to allow us to recover these deferred tax assets.

Asset/Liability Management

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2008, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within this period and at different rates.

	Within Three Months	After Three Months but Within One year	After One Year but Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Federal funds sold	$7,198	$—	$—	$—	$7,198
Interest bearing deposits in banks	693	544	2,565	—	3,802

Securities	—	22	751	28,053	28,826
Loans	138,798	19,182	32,945	2,040	192,965

	146,689	19,748	36,261	30,093	232,791

Interest-bearing liabilities:
Interest-bearing demand and savings	43,515	—	—	—	43,515
Time deposits	25,335	106,443	40,885	—	172,663
Other borrowings	900	525	4,000	14,312	19,737

	69,750	106,968	44,885	14,312	235,915

Interest rate sensitivity gap	$76,939	$(87,220)	$(8,624)	$15,781	$(3,124)

Cumulative interest rate sensitivity gap	$76,939	$(10,281)	$(18,905)	$(3,124)

Interest rate sensitivity gap ratio	2.10	0.18	0.81	2.10

Cumulative interest rate sensitivity gap ratio	2.10	0.94	0.91	0.99

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

DISTRIBUTION OF ASSETS, LIABILITIES, AND

STOCKHOLDERS’ EQUITY:

INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balance Sheet:

The condensed average balance sheet for the years indicated is presented below in thousands:

	2008	2007	2006
Assets
Cash and due from banks	$1,583	$1,273	$1,086
Interest-bearing deposits in banks	3,735	3,359	1,584
Securities	13,416	10,487	6,508
Securities valuation account	(123)	(110)	(174)
Federal funds sold	2,509	2,820	967
Restricted equity securities	1,366	960	612
Loans (1)	191,094	148,881	96,390
Allowance for loan losses	(2,433)	(1,520)	(1,042)
Other assets	18,813	9,913	6,100

	$229,960	$176,063	$112,031

Total interest-earning assets	$212,120	$166,507	$106,061

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$5,427	$5,700	$4,889
Interest-bearing demand and savings	55,139	50,294	12,407
Time deposits	133,715	89,619	69,472

	194,281	145,613	86,768
Other borrowings	18,073	12,499	8,744
Other liabilities	940	1,281	804

	213,294	159,392	96,316
Shareholders’ equity	16,666	16,670	15,715

	$229,960	$176,063	$112,031

Total interest-bearing liabilities	$206,927	$152,412	$90,623

(1)	Nonaccrual loans included in average loans were $3,265,180, $29,000 and $0 in 2008, 2007 and 2006, respectively.

Interest Income and Interest Expense

The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Years Ended December 31,
	2008		2007		2006
			Average		Average
	Interest	Rate	Interest	Rate	Interest	Rate
INTEREST INCOME:
Interest and fees on loans (1)	$11,500	6.02%	$12,617	8.47%	$7,959	8.26%
Interest on taxable securities	659	4.91%	492	4.69%	270	4.15%
Interest on federal funds sold	46	1.81%	141	5.00%	48	4.96%
Interest on deposits in banks	142	3.80%	160	4.76%	77	4.86%
Interest on other securities	47	3.45%	48	5.00%	31	5.07%

Total interest income	12,394	5.84%	13,458	8.08%	8,385	7.91%

INTEREST EXPENSE:
Interest on interest-bearing demand and savings	1,426	2.59%	2,456	4.88%	529	4.26%
Interest on time deposits	6,147	4.60%	4,823	5.38%	3,355	4.83%
Interest on other borrowings	724	3.43%	546	4.37%	436	4.99%

Total interest expense	8,297	4.01%	7,825	5.13%	4,320	4.77%

NET INTEREST INCOME	$4,097		$5,633		$4,065

Net interest spread		1.83%		2.95%		3.14%
Net yield on average interest-earning assets		1.93%		3.38%		3.83%

(1)	Interest and fees on loans include $175,000, $330,000 and $227,000 of loan fee income for the year ended December 31, 2008, 2007 and 2006, respectively. Interest income recognized on nonaccrual loans during 2008 and 2007 was insignificant.

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

	Year Ended December 31, 2008 vs. 2007 Changes Due to:
	Rate	Volume	Net
	(Dollars in Thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$(3,647)	$2,530	$(1,117)
Interest on taxable securities	23	144	167
Interest on federal funds sold	(89)	(6)	(95)
Interest on deposits in banks and other	(32)	14	(18)
Interest on other securities	(15)	14	(1)

Total interest income	(3,760)	2,696	(1,064)

Expense from interest-bearing liabilities:
Interest on interest-bearing demand and Savings	(1,155)	125	(1,030)
Interest on time deposits	(704)	2,028	1,324
Interest on other borrowing	(45)	223	178

Total interest expense	(1,904)	2,376	472

Net interest income	$(1,856)	$320	$(1,536)

INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities held to maturity at December 31, 2008 and 2007 are summarized as follows:

	December 31,
	2008	2007	2006
	(Dollars in Thousands)
State and county municipal bonds	$2,522	$2,000	$645

The carrying amounts of securities available for sale at December 31, 2008 and 2007 are summarized as follows:

	December 31,
	2008	2007	2006
	(Dollars in Thousands)
Government sponsored agencies	$4,897	$7,425	$4,486
Mortgage-backed securities	19,890	1,858	1,677

	$24,787	$9,283	$6,163

Maturities

The amounts of debt securities, including the weighted average yield in each category as of December 31, 2008, are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years. Restricted equity securities are not included in the table because they have no contractual maturity.

	One year or less		After one year through five years		After five years through ten years
	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Government sponsored agencies	$—	—%	$257	3.70%	$590	4.94%
State and county municipal	522	2.88%	125	3.50%	250	3.80%
Mortgage-backed securities	—	—%	369	4.50%	2,674	4.75%

	$522		$751		$3,514

	After ten years		Total
	Amount	Yield(1)	Amount	Yield(1)
Government sponsored agencies	$4,050	5.50%	$4,897	5.09%
State and county municipal	1,625	4.48%	2,522	3.79%
Mortgage-backed securities	16,847	5.08%	19,890	5.02%

	$22,522		$27,309

(1)	The weighted average yield were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

LOAN PORTFOLIO

Types of Loans

The amount of loans outstanding at December 31, 2008 and 2007 is shown in the following table according to the type of loan.

	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Commercial	$16,227	$19,032	$6,946	$3,735	$1,944
Real estate-construction	34,736	37,310	25,002	12,318	12,110
Real estate-mortgage	19,694	19,213	12,847	10,456	11,256
Real estate-commercial	120,225	100,505	72,088	51,781	26,864
Consumer installment and other	2,078	1,993	2,109	1,912	1,484

	192,960	178,053	118,992	80,202	53,658
Deferred loan fees	4	(18)	(65)	(36)	11
Allowance for loan losses	(2,948)	(1,849)	(1,265)	(879)	(548)

Loans, net	$190,016	$176,186	$117,692	$79,287	$53,121

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 2008 are shown in the following table according to contractual maturity classification one year or less, after one year through five years, and after five years.

(Dollars in Thousands)
Revolving, Open-end 1-4 family
One year or less	$8,968
After one year through five years	139
After five years	—

9,107

Closed-end 1-4 family
One year or less	8,088
After one year through five years	8,557
After five years	23

16,668

Construction and Land Development
One year or less	82,075
After one year through five years	25,816
After five years	53

107,944

Nonfarm, Nonresidential
One year or less	16,538
After one year through five years	21,863
After five years	2,965

41,366

Commercial and Industrial
One year or less	3,826
After one year through five years	4,712
After five years	—

8,538

Other
One year or less	7,645
After one year through five years	1,668
After five years	24

9,337

$192,960

The following table summarizes loans at December 31, 2008 with due dates after one year that have predetermined and floating or adjustable interest rates.

December 31, 2008
(Dollars in Thousands)
Predetermined interest rates	$9,991
Floating or adjustable interest rates	55,829

$65,820

Risk Elements

Information with respect to nonaccrual, past due, and restructured loans is as follows:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Nonaccrual loans	$8,451	$128	$—	$—	$—
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	3,688	200	—	—	—
Restructured loans	2,863	—	—	—	—
Potential problem loans	20,515	3,306	—	—	—
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	146	5	—	—	—
Interest income that was recorded on nonaccrual and restructured loans	246	1	—	—	—

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured. Potential problem loans increased from $3.3 million at December 31, 2007 to $20.5 million at December 31, 2008. Specific allowances for loan losses related to potential problem loans increased from $105,000 at December 31, 2007 to $211,000 at December 31, 2008.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Average amount of loans outstanding	$191,094	$148,881	$96,390	$65,192	$37,511

Balance of allowance for loan losses at beginning of year	$1,849	$1,235	$879	$548	$281

Loans charged off	1,058	—	(2)	(41)	(9)
Loans recovered	—	—	2	1	1

Net charge-offs	1,058	—	—	(40)	(8)

Additions to allowance charged to operating expense during year	2,157	614	356	371	275

Balance of allowance for loan losses at end of year	$2,948	$1,849	$1,235	$879	$548

Ratio of net loans charged off during the year to average loans outstanding	.55%	.00%	.00%	.06%	.02%

The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions that may affect the borrower’s ability to pay and the underlying collateral value of the loans. In making this evaluation we rely to some extent on information provided to us by selling banks with respect to loan participations that we purchase. As of December 31, 2008 we had purchased a total of $15.3 million in loan participations, which constituted approximately 8% of our total loan portfolio. While we generally apply the same underwriting standards to loan participations as we do to loans we originate, we may experience a loss if we are unable to detect inaccuracies in the information provided by the selling bank. Please see a further discussion of our evaluation of the allowance for loan losses under the caption “Provision for Loan Losses” included in this discussion. Base on all currently available information, management considers the allowance for loan losses adequate to cover possible loan losses on the loans outstanding.

As of December 31, 2008 and 2007, our allocation of the allowance for loan losses does not specifically correspond to the categories of loans listed below. Based on our best estimate, the allocation for loan losses to type of loans, as of the indicated dates, is as follows:

	December 31, 2008		December 31, 2007		December 31, 2006
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in Thousands)
Commercial	$265	9%	$203	11%	$74	6%
Real estate – construction	531	18	388	21	259	21
Real estate – mortgage	295	10	203	11	136	11
Real estate – commercial	1,828	62	1,036	56	741	60
Consumer installment	29	1	19	1	25	2

	$2,948	100%	$1,849	100%	$1,235	100%

	December 31, 2005		December 31, 2004
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in Thousands)
Commercial	$44	5%	$22	4%
Real estate – construction	132	15	126	23
Real estate – mortgage	114	13	115	21
Real estate – commercial	563	64	274	50
Consumer installment	26	3	11	2

	$879	100%	$548	100%

DEPOSITS

The average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits and savings deposits, and time deposits, for the period of operations is presented below.

	Years Ended December 31,
	2008 (1)		2007 (1)		2006(1)
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$5,427	—%	$5,700	—%	$4,889	—%
Interest-bearing demand deposits and savings	55,139	2.59	50,294	4.88	12,407	4.26
Time deposits	133,715	4.60	89,619	5.38	69,472	4.83

	$194,281		$145,613		$86,768

(1)	Average balances were determined using the daily average balances during the year.

The aggregate amount of time deposits issued in denominations of $100,000 or more as of December 31, 2008 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

(Dollars in Thousands)
Three months or less	$14,346
Over three months through six months	13,613
Over six months through twelve months	34,818
Over twelve months	27,330

Total	$90,107

We had brokered deposits of $40,988,000 and $16,495,000 at December 31, 2008 and 2007, respectively.

RETURN ON ASSETS AND SHAREHOLDERS’ EQUITY

The following rate of return information for the year indicated is presented below.

	Year Ended December 31
	2008	2007	2006
	(Dollars in Thousands)
Return on assets (1)	(0.67)%	0.37%	0.65%
Return on equity (2)	(9.26)%	4.01%	4.66%
Dividend payout ratio (3)	—%	—%	—%
Equity to assets ratio (4)	7.25%	9.47%	14.03%

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share of common stock divided by net income per share.
(4)	Average equity divided by average total assets.

ITEM 8.	FINANCIAL STATEMENTS

The following consolidated financial statements are included within Exhibit 13.1 of this Annual Report on Form 10-K:

Consolidated Balance Sheets – December 31, 2008 and 2007

Consolidated Statements of Income and Other Comprehensive Income – December  31, 2008 and 2007

Consolidated Statements of Changes in Shareholders’ Equity – Years Ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows – Years Ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive and principal financial officers believe that our disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-15(e) or 15(d)-15(e), are effective. This conclusion was based on an evaluation of these controls and procedures as of the end of the fourth quarter of 2008.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2008, our internal controls over financial reporting were effective.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

We have adopted a code of ethics that applies to our officers and employees. Although the code does not satisfy all of the criteria set forth in Item 406(b) of the Securities and Exchange Commission’s Regulation S-K, we believe that it is reasonably designed to promote ethical conduct and prevent conflicts of interest. Because the existing code accomplishes these objectives, we did not believe that it was necessary to adopt an additional code of ethics that complies with the SEC’s definition at this time, although we may do so in the future. Upon written request, a copy of our Code of Ethics will be furnished to shareholders without charge. Please direct your written request to Julie Simmons, Piedmont Community Bank, P.O. Box 1669, Gray, Georgia 31032.

The remaining information required by this Item is incorporated by reference to the information under the headings “Directors and Executive Officers”, “Compliance with Section 16(a) of the Securities Exchange Act of 1934”, and “Meetings and Committees of the Board of Directors” in the 2009 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information under the heading “Executive Compensation” in the 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information relating to the Company’s equity compensation plans as of December 31, 2008:

Equity compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights. (a)	Weighted- average exercise price of outstanding options, warrants and rights. (b)	Number of securities remaining for future issuance under equity compensation plan (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	348,090	$11.72	35,412

Equity compensation plans not approved by security holders	—	—	—

Total	348,090	$11.72	35,412

The remaining information required by this item is incorporated by reference to the information under the heading “Common Stock Ownership” in the 2009 Proxy Statement

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information under the headings “Directors and Executive Officers” and “Certain Relationships and Related Transactions” in the 2009 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information under the heading “Independent Public Accountant” in the 2009 Proxy Statement.

ITEM 15.	EXHIBITS

A list of financial statements filed as part of this report on Form 10-K is set forth in Item 8 and into this Item 15 by reference. A list of the exhibits required by Item 601 of Regulation S-K is shown on the “Index to Exhibits” that follows the signature page to this report and incorporated into this Item 15 by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIEDMONT COMMUNITY BANK GROUP, INC.

Date:	March 27, 2009

BY:	/s/ ROBERT D. HULSEY, JR.
ROBERT D. HULSEY, JR.
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2009.

Signature	Title

/s/ Franklin J. Davis	Director
Franklin J. Davis

/s/ Robert D. Hulsey, Jr.	Director, Chief Executive Office
Robert D. Hulsey, Jr.

/s/ Christine A. Daniels	Director, Secretary
Christine A. Daniels

/s/ James R. Hawkins	Director
James R. Hawkins

/s/ Arthur Goolsby	Director
Arthur Goolsby

/s/ Mickey Parker	Director, President
Mickey Parker

/s/ Julie Simmons	Chief Financial Officer and Accounting Officer
Julie Simmons

/s/ Dr. John A. Hudson	Director, Chairman
Dr. John A. Hudson

/s/ Angela M. Tribble	Director
Angela M. Tribble

/s/ Zelma A. Redding	Director
Zelma A. Redding

/s/ Terrell L. Fulford	Director, Vice Chairman
Terrell L. Fulford

/s/ Robert C. McMahan	Director
Robert C. McMahan

/s/ Joseph S. Dumas	Director
Joseph S. Dumas

/s/ Roy H. Fickling	Director
Roy H. Fickling

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Merger Agreement and Plan of Reorganization dated April 26, 2006 by and among the Registrant, Piedmont Community Bank and PCB Interim Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K12G3 filed with the SEC on February 8, 2007 – File No. 000-52453).

3.1	Articles of Incorporation of Registrant, as amended.

3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K12G3 filed with the SEC on February 8, 2007 – File No. 000-52453).

4.1	Instruments Defining Rights of Security Holders (see articles of incorporation at exhibit 3.1 hereto and bylaws at Exhibit 3.2 hereto).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Form SB-2 filed with the SEC on September 20, 2007 – File No. 333-146206).

10.1	Piedmont Community Bank Group 2006 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form SB-2 filed with the SEC on September 20, 2007 – File No. 333-146206). *

10.2	Employment agreement with R. Drew Hulsey, Jr. dated February 16, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form SB-2 filed with the SEC on September 20, 2007 – File No. 333-146206). *

10.3	Employment agreement with Mickey Parker dated February 16, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form SB-2 filed with the SEC on September 20, 2007 – File No. 333-146206). *

10.4	Employment Agreement with Julie Simmons dated February 16, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form SB-2 filed with the SEC on September 20, 2007 – File No. 333-146206). *

10.5	Form of Promissory Note Dated December 31, 2008 with directors Franklin J. Davis, Arthur Goolsby and Roy H. Fickling (the aggregate principal balance of the two notes was $525,000 at December 31, 2008.

13.1	Consolidated Financial Statements

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Form SB-2 filed with the SEC on September 20, 2007 – File No. 333-146206).

31.1	Rule 13a-14(a) Certification by Registrant’s Principal Executive Officer

31.2	Rule 13a-14(a) Certification by Registrant’s Principal Financial and Accounting Officer

32.1	Rule 13a-14(b) Certification by Registrant’s Principal Executive Officer and Principal Financial Officer

*	Denotes management contract or compensatory plan or arrangement.