Form 10-K/A
period 2008-12-31
Piedmont Community Bank Group, Inc.
filed 2009-04-30
CIK 1388337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-52453

PIEDMONT COMMUNITY BANK GROUP, INC.

Georgia	20-8264706
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

110 Bill Conn Parkway, Gray, Georgia 31032

(Address of Principal Executive Offices)

(478) 986-5900

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant’s revenues for its most recent fiscal year were $13,029,667.

The aggregate market value of the registrant’s outstanding common equity held by nonaffiliates of the registrant on June 30, 2008 was $14,268,922. This calculation is based upon an estimate of the fair market value of the common stock by the registrant’s board of directors of $8.75 per share on that date. There is not an active market for the common stock and it is not possible to identify precisely the market value of the common stock.

As of March 27, 2009, there were 1,630,734 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

Piedmont Community Bank Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely for the purpose of adding certain disclosures to Part III which were originally intended to be incorporated by reference to the Company’s subsequently filed definitive proxy statement. General Instruction G(3) of the Form 10-K (the “Instruction”) provides that the information required by Part III may be incorporated by reference from the registrant’s definitive proxy statement if such definitive proxy statement is filed with the Commission not later than 120 days after the end of the fiscal year covered by the Form 10-K. The Instruction states that if such definitive proxy or other information statement is not filed with the Commission within the 120-day period, the Items comprising the Part III information must be filed as part of the For 10-K, or as an amendment to the Form 10-K, no later than the end of the 120-day period. Because the Company will not file its definitive proxy statement prior to April 30, 2009, this Amendment is being filed to satisfy the Company’s requirements under the Instruction. In connection with the filing of this Amendment and pursuant to the rules of the Commission, the Company is including with the Amendment the certifications required by Section 302 of the Sarbanes-Oxley Act. Because no financial statements are contained within this Amendment, the Company is not including the certifications pursuant to Section 906 of the Sarbanes-Oxley Act.

Except as described above, no other amendments are being made to the Annual Report on Form 10-K. This Amendment does not reflect events occurring after the March 30, 2009 filing of the Company’s Annual Report on Form 10-K, and does not modify or update the disclosure contained in the Annual Report on Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table and text provide certain information about our directors and our executive officers. Included in the information in the table below and the biographies that follow are the (i) name, (ii) ages as of February 16, 2009; (iii) current principal occupation or employment, and (iv) material occupations, positions, offices or employment during the past five years. Unless otherwise noted, the principal business address of each person identified below is c/o Piedmont Community Bank Group, Inc., 110 Bill Conn Parkway, Gray, Georgia 30132 and the business telephone number is (478) 986-5900.

Each of our directors other than Roy H. Fickling has served as a director since our incorporation in 2006 and each director other than Mr. Fickling and R. Drew Hulsey, Jr. has served as a director of Piedmont Community Bank since its opening in 2002. Mr. Fickling joined both boards in 2008. Mr. Hulsey joined our bank’s board in 2003 when he became chief executive officer. All of our directors other than Mr. Hulsey and Mickey C. Parker, who are also executive officers, qualify as “independent” directors as defined by Nasdaq Marketplace Rule 4200(a)(15).

Name	Age	Year Term Expires	Position(s)
Christine A. Daniels	59	2011	Director of both institutions; Secretary of both institutions
Franklin J. Davis	48	2011	Director of both institutions
Joseph S. Dumas	59	2009	Director of both institutions
Roy H. Fickling	43	2011	Director of both institutions
Terrell L. Fulford	59	2009	Director of both institutions; Vice Chairman of both institutions
Arthur J. Goolsby	66	2010	Director of both institutions
James R. Hawkins	46	2011	Director of both institutions
Dr. John A. Hudson	68	2010	Director of both institutions; Chairman of both institutions
R. Drew Hulsey, Jr.	46	2011	Director of both institutions; CEO of both institutions
Robert C. McMahan	68	2010	Director of both institutions
Mickey C. Parker	54	2010	Director of both institutions; President of both institutions
Zelma A. Redding	66	2009	Director of both institutions
Julie Simmons	45	N/A	Chief Financial Officer of both institutions
Angela M. Tribble	47	2009	Director of both institutions

Set forth below is certain biographical information regarding our directors and executive officers, including their recent business experience, which covers a minimum of five years:

CHRISTINE A. DANIELS – Mrs. Daniels is a lifelong resident of Jones County. She recently retired from Wachovia Securities where she spent the past six years employed as a registered sales associate. Prior to that she spent 33 years in the insurance industry (all with CIGNA Insurance Company). During her career Mrs. Daniels received a degree in management from the Insurance Institute of America and worked for ACE Property and Casualty (formerly CIGNA P&C) where she was the Office Manager for the company’s Macon location. Mrs. Daniels has been involved with several organizations, including the American Heart Association, Jones County Little League, American Cancer Society’s Relay for Life and Jones County History & Heritage (Treasurer).

FRANKLIN J. DAVIS – Mr. Davis was born and raised in Jones County. He is a graduate of Georgia College and State University with a degree in accounting. From 1996 to 2000 Mr. Davis was the owner of Frank J. Davis, CPA firm. From 2001 through 2006 he was a principal partner of Davis, Merritt & Cleveland CPAs. From January 1, 2007 to the present he has been a principal partner of Davis & Cleveland, CPAs. The CPA firm has offices in Gray and Milledgeville, Georgia.

JOSEPH S. DUMAS – Mr. Dumas grew up in Hillsboro, Georgia. He is a graduate of Monticello High School and the University of Georgia where he received his Bachelor of Business Administration major in real estate and urban development. Mr. Dumas has been accepted as a Member of the Appraisal Institute (MAI) and is a Certified General Appraiser of the State of Georgia. He is a past Macon-Bibb County Planning and Zoning Commissioner and former Trustee and officer of the Stratford Academy Board of Trustees. He is past president of the Middle Georgia Chapter of Real Estate Appraisers. Mr. Dumas has been the owner and president of Southland Appraisals, Inc. for over 26 years. His company does agricultural, timber and commercial real estate appraisals over the entire state of Georgia.

ROY H. FICKLING – Mr. Fickling is the owner and president of Fickling & Company, Inc., a Macon, Georgia-based regional real estate development, brokerage, management and consulting firm, since October 1993, and an officer/director of several closely held investment and operating companies. He is also the president of Riverside Automotive, Inc. and Riverside Ford, Inc. and serves as a director of Oxigene Inc., (NASDAQ:OXGN), a clinical state biopharmaceutical company based in Waltham, MA. Mr. Fickling was a founding director of Rivoli Bank & Trust of Macon and of Beech Street, U.K., Ltd. of London, England, an international healthcare administration firm. He was a major shareholder and advisor to Beech Street Corporation, the largest private PPO network, prior to its acquisition by Concentra, Inc. in 2005. Mr. Fickling currently serves on the Georgia Rail Passenger Authority (appointed by the Governor) and on the Georgia Technology Authority (appointed by the Speaker of the House). Mr. Fickling currently serves on several civic boards including the Macon/Bibb County Chamber of Commerce, Education First, Shield Club, WRALC Museum of Aviation, and the Georgia Aviation Hall of Fame (Board of Electors). In the recent past, Mr. Fickling has served on the board of the Macon Downtown Rotary Club, the Commission on Macon/Atlanta Rail, Macon Economic Development Commission, Wesleyan College (Vice Chairman and Chairman of the Finance Committee), Tubman African American Museum, City Club of Macon, Mid Summer Macon, Cherry Blossom Festival, United Way of Central Georgia, Mercer University Executive Forum (steering committee), and the American Heart Association of Macon. Mr. Fickling has received several awards for his civic involvement including WRLAC 116th Air Wing Honorary Commander, Keep Macon/Bibb Beautiful Leadership Award, Macon Economic Development Commission Champion of the Year (twice), Macon Arts Alliance Cultural Leadership Award, Keep Macon/Bibb Beautiful Man of the Year Award, and Macon Magazine Young Leader of the Year. Mr. Fickling holds a B.A. in Business Administration (Banking & Finance) from the University of Georgia.

TERRELL L. FULFORD – Mr. Fulford was born in Macon, Georgia. He moved to Jones County in 1963 and graduated from Jones County High School in 1967. He worked with his father (Fulford and Sons Construction) from 1967—1980, worked for Georgia Power for several years, then formed Fulford and Willis Construction Company in 1982. In 1987, Mr. Fulford purchased Roof Truss Company of which he is the current President and co-owner. Mr. Fulford is also co-owner and CEO of Fulford and Willis Rentals, Inc., a residential and commercial rental company. Mr. Fulford is active in local government, having served as District Three Representative on Gray City Council from July 2000 to present. He is a member and two-time past president of the Lions Club of Jones County. He is a member of Sincerity Lodge #430, member and former director of the Jones County/Gray Chamber of Commerce, a former member of the American Health Association of Jones County of which he has held both the president and vice president positions for several years. Mr. Fulford is also a former member and charter Treasurer of the Jones County Exchange Club and is in his third year as Chairman of the Gray Station Better Hometown Program.

ARTHUR J. GOOLSBY – Mr. Goolsby is a lifelong resident of Jones County. He attended both Middle Georgia College and the University of Georgia, graduating with a degree in geology. Mr. Goolsby was employed in the kaolin industry for several years working in General Refractories and U.S. Borax. In the late 1960s and early 1970s he was employed by the State Environmental Division and Reynolds Aluminum. He has been self employed in the land and timber business since the late 1970s. Mr. Goolsby is a partner in James Emory, Inc. and Penmain Head, LLC and owner of Jones Central, LLC, all land oriented businesses.

JAMES R. HAWKINS – Mr. Hawkins is a resident of Bibb County. Since 1982, Mr. Hawkins has been self employed in various ventures such as construction, land and timber and aviation. He is currently owner of Siteco, which is an earthmoving and grading company that primarily serves Middle Georgia. He also owns Fairmont Equipment, LLC, an equipment company, and is involved in various commercial and residential real estate partnerships. Mr. Hawkins is an Airline Transport rated commercial pilot with approximately 6,000 hours of flight experience.

JOHN A. HUDSON – A resident of Jones County, Mr. Hudson was born in Bremen, Georgia and lived there until his family moved to Missouri. He graduated from high school in Clinton, Missouri. Dr. Hudson attended the University of Missouri and earned AB and MD degrees. He obtained his post graduate training in internal medicine, cardiology, and critical care medicine in California; first at the U.S. Naval Hospital, San Diego and then at Mercy Hospital, also in San Diego. He joined the Mercer University School of Medicine Faculty before that school opened in 1982. In addition to clinical practice and teaching Dr. Hudson has served in several administrative capacities at the Mercer Medical School and the Medical Center of Central Georgia. These include: Director of Medical Education, Associate Dean for Clinical Education, Executive Associate Dean and Chairman of the Department of Internal Medicine. He now serves as Professor of Internal Medicine and Cardiology for the Mercer Medical School and Associate Medical Director of the Georgia Heart Center at the Medical Center of Central Georgia.

R. DREW HULSEY, JR. – Mr. Hulsey graduated with a BBA in Finance from Georgia Southern University. He is also an alumnus of the Graduate School of Banking at Louisiana State University. Mr. Hulsey has been in banking since 1985. Before joining the Bank as CEO in 2003 he most recently served as Regional Business Banking Manager at BB&T in Macon. He also served as City Executive for BB&T in Tifton, GA, and has commercial and retail banking experience with Commercial Banking Company in Valdosta, SunTrust Bank and Bank of America. Mr. Hulsey is a board member for a local charitable foundation and an advisory board member for the Central Georgia Boy Scout Council.

ROBERT C. McMAHAN – Mr. McMahan has been President and CEO of Golden Point Group, Inc., a company specializing in small business investments, since December 1994. Mr. McMahan is the former Chairman and CEO of Decatur Federal and DFSoutheastern, Inc. headquartered in Decatur, Georgia. With the merger of First Union and Decatur Federal, he was appointed Vice Chairman. He is currently a member of the Board of Directors for Cotton States Insurance, Mountain Heritage Bank, UCB Financial Group, Inc. and its subsidiary Atlanta Business Bank and is the Vice Chairman of Greater Atlanta Christian School and Secretary of Greater Atlanta Christian School Foundation and board member of Georgia Agape, Inc. He has previously served on the Board of Directors of Citizens Trust, First Union National Bank of Georgia, and First Union Corporation of Georgia. Mr. McMahan is the former Vice Chairman of the Savings and Community Banks of America. A native of Sevierville, Tennessee, Mr. McMahan is a graduate of the University of Tennessee and an alumnus of the Graduate School of Savings and Loan at the University of Indiana. Mr. McMahan and his wife, Judy, have two adult children and two grandchildren. The Board of Directors believes that Robert C. McMahan qualifies as an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of the SEC’s Regulation S-K.

MICKEY C. PARKER – Mr. Parker is a 1977 graduate of Mercer University with a double BA in Business Administration and Political Science. He is also a graduate of the Southeastern School of Advanced Commercial Lending at Vanderbilt and is in the third year of the Stonier National Graduate School of Banking. Mr. Parker began his banking career with Citizens & Southern National Bank in 1973. His experience includes Regional Cashier, Regional Human Resources Officer, Commercial Lending Officer and Manager of Professional & Executive Banking. Mr. Parker was City President for Magnolia State Bank for several years prior to joining our bank as President in 2002. Mr. Parker has been very active in civic and community organizations. Positions he has held include: president of Bank Administration Institute, education director for Middle Georgia American Institute of Banking, president of Middle Georgia Computer Club, and president of the Gray/Jones County Chamber of Commerce. He is currently a member of the Jones County Development Authority, the Middle Georgia Workforce Investment Board, Jones County Exchange Club and the Gray Down Town Development Authority. Mr. Parker is a native of Thomaston, Georgia. He and his wife, Kathy, have two children.

ZELMA A. REDDING – Mrs. Redding was born in Macon, Georgia. She is the widow of legendary singer Otis Redding. She attended Crandall Business College where she received her business degree in 1970. In 1972, she opened her own booking agency the Redding Theatrical Agency and The Big O Record Shop. In 1977, she opened New Directions night club. Mrs. Redding’s main focus on a daily basis is working with Universal Music Publishing Group to oversee the copyrights and use of her husband’s world-famous image and songs. She also oversees an annual scholarship in honor of her husband, and is planning a music education camp for the Big “O” Youth Educational Dream Foundation, which she will launch in the summer of 2008. She also serves on the Board of the Boys and Girls Club of Central Georgia and is a partner in two Zaxby’s food chains in Jacksonville, Florida. Mrs. Redding’s hobbies include fishing, cross-stitching, traveling and spending time with her children and grandchildren.

JULIE SIMMONS – Ms. Simmons began her banking career in 1983. She has worked in the banking industry in Milledgeville, Macon and Dawsonville, Georgia. Prior to joining us in 2001 Ms. Simmons had most recently served as internal audit director for Century South Banks from 1996 to 2001. She graduated from Georgia College in Milledgeville, Georgia. Ms. Simmons has served as our chief financial officer since our incorporation in 2006 and has served as our bank’s chief financial officer since inception.

ANGELA M. TRIBBLE – Mrs. Tribble is a lifelong resident of Jones County. She graduated magna cum laude from Georgia College & State University in 1983 upon completion of a Bachelor of Science Degree in mathematics and a minor in Computer Information Systems. Mrs. Tribble worked in computer software programming for 14 years. She has been the co-owner and financial manager of Dairy Queen of Gray for over five years. Mrs. Tribble assists in the management and accounting of various real estate companies. She is a past board member of the Jones County/Gray Chamber of Commerce.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us under Rule 16a-3(d) during 2008, no director, officer and/or beneficial owner of more than 10% of our common stock failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

We have adopted a code of ethics applicable to our officers and employees. Although the code does not satisfy all of the criteria set forth in Item 406(b) of the SEC’s Regulation S-B, we believe that it is reasonably designed to promote ethical conduct and prevent conflicts of interest. Because the existing code accomplishes these objectives, we did not believe that it was necessary to adopt an additional code of ethics that complies with the SEC definition at this time, although we may do so in the future. Upon written request, a copy of our code of ethics will be furnished to shareholders without charge. Please direct your written request to Julie Simmons, Piedmont Community Bank, P.O. Box 1669, Gray, Georgia 31032.

ITEM 11.	EXECUTIVE COMPENSATION

Overview

The primary objectives of our executive compensation programs are to attract and retain top managerial talent and to reward them based on both individual and overall company performance. To achieve these objectives, and to determine the specifics of each element of overall compensation, we focus largely on levels and elements of compensation that are offered by similarly-situated competitors in our market area. We believe that this focus is justified in our situation because of the intense competition that we face for executive talent. The banking industry in our market area is more fraternal than many other industries. As a result, executives in our industry are generally aware of how their peers are compensated. If we are not competitive in terms of overall compensation, then we risk losing members of our management team to other financial institutions. Furthermore, we would not be able to attract key personnel if we were unable to offer compensation packages that are at least comparable, if not more attractive, than those offered by our competitors.

As is customary for similarly-situated financial institutions in our area, we primarily compensate our senior management through a mix of base salary, bonus and equity compensation. We also offer standard other benefits and perquisites, although these elements comprise only a minor portion of the overall compensation paid to our executives. We tend to determine the amount of each element of compensation separately based on industry standards as opposed to first setting overall compensation that is subsequently allocated between the various elements. However, once the individual elements of compensation are preliminarily determined, we will also examine the overall compensation package to ensure that it is reasonable and designed to meet our objectives. While the starting point is usually tied to industry practices for similarly-situated executives, we will make adjustments based on factors that distinguish us from our competitors. For example, since we are smaller than many of the regional banks that we compete with, we may be unwilling or unable to match base salary levels for similar executives with these larger institutions. However, we believe that our equity compensation may be more attractive because we have the opportunity to grow at a faster rate than our larger peers if we can successfully implement our business plan.

Summary Compensation Table

The table below provides information concerning the compensation paid to our chief executive officer and our two most highly compensated executive officers (other than our CEO) for services in all capacities for the years ended December 31, 2008 and 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)[1]	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)[2]	Total ($)
R. Drew Hulsey, Jr. CEO	2008 2007	157,004 147,833	49,157 47,439	0 0	32,692 32,692	0 0	2,109 0	34,697 24,802	275,659 252,766

Mickey C. Parker President	2008 2007	130,993 124,498	26,334 25,414	0 0	32,692 32,692	0 0	12,028 0	30,670 29,943	232,717 212,547

Julie Simmons CFO	2008 2007	102,673 94,339	20,287 18,298	0 0	32,336 32,336	0 0	1,143 0	17,873 13,717	174,312 158,690

[1]

The figures in this column represent the dollar amount recognized for financial statement reporting purposes for the respective year. For a discussion of the assumptions that were used in determining these amounts please refer to footnote 10 to the audited financial statements that are included with this annual report on Form 10-K.

[2]

The amounts in this column include, with respect to Messrs. Hulsey and Parker, personal use of bank automobile, bank-paid insurance premiums, director fees of $7,200 for 2008 and $6,600 for 2007 for each individual and matching contributions under a 401(k) plan.

Outstanding Equity Awards at December 31, 2008

The following table provides information concerning unvested options, unexercised options, and equity incentive plan awards for each of our named executive officers as of December 31, 2008.

Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
R. Drew Hulsey, Jr. CEO	49,382 21,438	—	11.67 11.67	2/16/2015 2/09/2016

Mickey C. Parker President	49,382 21,438	—	11.67 11.67	2/16/2015 2/09/2016

Julie Simmons CFO	14,814 8,574	4,938 —	11.67 11.67	2/16/2015 2/09/2016

Employment Agreement with R. Drew Hulsey, Jr.

In February 2005, Piedmont Community Bank entered into a Second Amended and Restated Employment Agreement with R. Drew Hulsey, Jr. whereby Mr. Hulsey is employed as the bank’s chief executive officer. The term of the agreement is for two years with automatic extensions of one day for each day that passes during the term so that the term always remains at an additional two years unless either party gives written notice to the other that the term will not be extended further.

During the term of his employment Mr. Hulsey will be entitled to (a) such incentives and discretionary bonuses as may be authorized, declared and paid by the board of directors; (b) health and dental (including dependents), disability and life insurance, including term life insurance in an amount at least equal to three times his base salary; and (c) membership in social, professional and civic clubs as determined by the board of directors. Mr. Hulsey will also be reimbursed for expenses reasonably incurred by him in the performance of his responsibilities and duties for the bank.

Mr. Hulsey’s employment agreement will be terminated by his death or disability. It may also be terminated by the discharge by the bank of Mr. Hulsey for “cause”, as defined in the employment agreement. If Mr. Hulsey is terminated without cause, or if Mr. Hulsey leaves for “good reason” (as defined in the employment agreement) then the bank will pay Mr. Hulsey severance compensation in an amount equal to two times his annual base salary then in effect, which will be paid in installments over a 24-month period, and the bank will pay the cost of monthly COBRA continuation coverage, less the amount of premiums by active employees receiving the same coverage, for up to two years or, if shorter, until Mr. Hulsey is employed by another employer. Assuming a hypothetical not-for-cause termination as of December 31, 2008, the bank would have had to pay Mr. Hulsey $314,000 over a 24-month period and would have had to pay for COBRA continuation coverage for up to 24 months.

In the event of a “change in control” (as defined in Mr. Hulsey’s employment agreement) of the bank during the term of employment, then the bank will pay Mr. Hulsey incentive compensation in a lump sum equal to 150% of his base salary then in effect. If the bank had experienced a change in control as of December 31, 2008 then it would have had to pay Mr. Hulsey $235,500.

Mr. Hulsey’s employment agreement provides that he will not participate in the control or management of another bank within 25 miles of the bank’s location in Gray, Georgia for a period of one year after the termination, for any reason, of his employment agreement. He is also prohibited from soliciting bank customers for the purpose of selling to them products or services that are competitive with products and services of the bank for a period of one year following the termination of his employment agreement. The agreement also provides that he will not use or disclose the bank’s confidential information during the term of his employment and for a period of one year after the termination of employment and he is restricted from disclosing or using the bank’s trade secrets at all times.

Employment Agreement with Mickey C. Parker

In February 2005 Piedmont Community Bank entered into an Amended and Restated Employment Agreement with Mickey C. Parker whereby Mr. Parker is employed as the bank’s president. The term of the agreement is for two years with automatic extensions of one day for each day that passes during the term so that the term always remains at an additional two years unless either party gives written notice to the other that the term will not be extended further.

During the term of his employment Mr. Parker will be entitled to (a) such incentives and discretionary bonuses as may be authorized, declared and paid by the board of directors; (b) health and dental (including dependents), disability and life insurance, including term life insurance in an amount at least equal to three times his base salary; (c) use of a bank owned vehicle; and (d) membership in social, professional and civic clubs as determined by the board of directors. Mr. Parker will also be reimbursed for expenses reasonably incurred by him in the performance of his responsibilities and duties for the bank.

Mr. Parker’s employment agreement will be terminated by his death or disability. It may also be terminated by the discharge by the bank of Mr. Parker for “cause”, as defined in the employment agreement. If Mr. Parker is terminated without cause, or if Mr. Parker leaves for “good reason” (as defined in the employment agreement) then the bank will pay Mr. Parker severance compensation in an amount equal to two times his annual base salary then in effect, which will be paid in installments over a 24-month period, and the bank will pay the cost of monthly COBRA continuation coverage, less the amount of premiums by active employees receiving the same coverage, for up to two years or, if shorter, until Mr. Parker is employed by another employer. Assuming a hypothetical not-for-cause termination as of December 31, 2008, the bank would have had to pay Mr. Parker $262,500 over a 24-month period and would have had to pay for COBRA continuation coverage for up to 24 months.

In the event of a “change in control” (as defined in Mr. Parker’s employment agreement) of the bank during the term of employment, then the bank will pay Mr. Parker incentive compensation in a lump sum equal to 100% of his base salary then in effect. If the bank had experienced a change in control as of December 31, 2008 then it would have had to pay Mr. Parker $131,250.

Mr. Parker’s employment agreement provides that he will not participate in the control or management of another bank within 25 miles of the bank’s location in Gray, Georgia for a period of one year after the termination, for any reason, of his employment agreement. He is also prohibited from soliciting bank customers for the purpose of selling to them products or services that are competitive with products and services of the bank for a period of one year following the termination of his employment agreement. The agreement also provides that he will not use or disclose the bank’s confidential information during the term of his employment and for a period of one year after the termination of employment and he is restricted from disclosing or using the bank’s trade secrets at all times.

Employment Agreement with Julie Simmons

In February 2005 Piedmont Community Bank entered into an Employment Agreement with Julie Simmons whereby Ms. Simmons is employed as the bank’s executive vice president – chief financial officer. The term of the agreement is for two years with automatic extensions of one day for each day that passes during the term unless either party gives written notice to the other that the term will not be extended further.

During the term of her employment Ms. Simmons will be entitled to such incentives and discretionary bonuses as may be authorized, declared and paid by the board of directors. Ms. Simmons will also be reimbursed for expenses reasonably incurred by her in the performance of her responsibilities and duties for the bank.

Ms. Simmons’ employment agreement will be terminated by her death or disability. It may also be terminated by the discharge by the bank of Ms. Simmons for “cause”, as defined in the employment agreement. If Ms. Simmons is terminated without cause, or if Ms. Simmons leaves for “good reason” (as defined in the employment agreement) then the bank will pay Ms. Simmons severance compensation in an amount equal to two times her annual base salary then in effect, which will be paid in installments over a 24-month period, and the bank will pay the cost of monthly COBRA continuation coverage, less the amount of premiums by active employees receiving the same coverage, for up to two years or, if shorter, until Ms. Simmons is employed by another employer. Assuming a hypothetical not-for-cause termination as of December 31, 2008, the bank would have had to pay Ms. Simmons $212,000 over a 24-month period and would have had to pay for COBRA continuation coverage for up to 24 months.

In the event of a “change in control” (as defined in Ms. Simmons’ employment agreement) of the bank during the term of employment, then the bank will pay Ms. Simmons incentive compensation in a lump sum equal to 100% of her base salary then in effect. If the bank had experienced a change in control as of December 31, 2008 then it would have had to pay Ms. Simmons $106,000.

Ms. Simmons’s employment agreement provides that she will not participate in the control or management of another bank within 25 miles of the bank’s location in Gray, Georgia for a period of one year after the termination, for any reason, of her employment agreement. She is also prohibited from soliciting bank customers for the purpose of selling to them products or services that are competitive with products and services of the bank for a period of one year following the termination of her employment agreement. The agreement also provides that she will not use or disclose the bank’s confidential information during the term of her employment and for a period of one year after the termination of employment and she is restricted from disclosing or using the bank’s trade secrets at all times.

Stock Option Plan

We have a stock option plan that is intended to advance our interests and our shareholders’ interest by: (i) assisting us in securing and retaining key employees and directors of outstanding ability by making it possible to offer them an increased incentive to join or continue in our service; and (ii) increasing our key employees’ and directors’ efforts for our welfare by participating in our ownership and growth. The stock options granted under the plan may either be incentive stock options or non-qualified stock options.

The compensation committee of our board of directors will have complete authority to interpret the stock option plan, make grants, and determine terms and conditions within the context of the stock option plan.

Options granted under the plan will be exercisable in whole or in part, from time to time, before their termination, by paying the full option price in cash, in shares of our common stock previously held by the optionee, or a combination thereof. Any option that is granted under the plan will expire not later than the date that is 10 years from the date the option is granted or such earlier date as will be set by the board of directors when an option is granted.

Incentive stock options will not be granted to any individual pursuant to the plan if the effect of such grant would be to permit such person to first exercise options, in any calendar year, for the purchase of shares having a fair market value in excess of $100,000 (determined at the time of the grant of the options). An optionee may exercise options for the purchase of shares valued in excess of $100,000 (determined at the time of the grant of the options) in a calendar year, but only if the right to exercise such excess options first become available in prior calendar years.

No optionee owning more than 10% of the combined voting power of all classes of our capital stock then outstanding may purchase our common stock pursuant to incentive stock options under the plan for less than one hundred ten percent (110%) of its fair market value on the date of grant nor may any option granted to such a person be exercisable on a date later than five years from the date of grant.

The total number of shares on which options may be granted under the plan and option rights (both as to the number of shares and the option price) will be appropriately adjusted for any increase or decrease in the number of outstanding shares of our common stock resulting from a stock dividend, stock split, reorganization, merger, consolidation, combination or exchange of shares. Upon dissolution or liquidation of the Bank, each option granted under the plan will terminate. The grant of an option pursuant to the plan will not in any way affect our right or power to make adjustments, reclassifications, or changes of our capital or business structure, or to merge or consolidate, or to dissolve or liquidate, or to sell or transfer all or any part of its business or assets.

Our board of directors will have the right at any time to amend or terminate the plan. The plan is scheduled to terminate on February 15, 2015. However, no amendments may be made to the plan without the approval of our shareholders (except for amendments resulting from changes in our capitalization) which:

•	increase the total number of shares for which options may be granted under the plan;

•	change the minimum purchase price for the options;

•	affect any outstanding option or any unexercisable right thereunder;

•	extend the option period; or

•	extend the termination date of the plan.

Compensation of Directors

The following table provides information concerning the compensation of our directors for 2008. The table omits R. Drew Hulsey, Jr. and Mickey C. Parker since they are also named executive officers and their compensation for services as a director is fully reflected in the summary compensation table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards[1] ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Christine A. Daniels	7,550	—	8,167	—	157	—	15,874
Franklin J. Davis	9,225	—	16,571	—	40	—	25,836
Roy Fickling	6,250				26		6,276
Joseph S. Dumas	8,775	—	16,331	—	157	—	25,263
Terrell L. Fulford	8,775	—	6,802	—	153	—	15,730
Arthur Goolsby	8,100	—	24,382	—	187	—	32,669
James R. Hawkins	7,700	—	5,440	—	35	—	13,175
John A. Hudson	8,275	—	10,891	—	187	—	19,353
Robert C. McMahan	6,875	—	16,330	—	187	—	23,392
Zelma A. Redding	8,900	—	14,158	—	187	—	23,245
Angela Tribble	8,850	—	28,856	—	38	—	37,744

[1]

The figures in this column represent the dollar amount recognized for financial statement reporting purposes for 2008. For a discussion of the assumptions that were used in determining these amounts please refer to footnote 10 to the audited financial statements that are included with this annual report on Form 10-K. For each director, the total number of options outstanding as of December 31, 2008, on a post-split adjusted basis, were as follows: Christine A. Daniels - 8,280; Franklin J. Davis - 16,804; Joseph D. Dumas - 16,560; Terrell L. Fulford - 6,900; Arthur Goolsby - 24,728; James R. Hawkins - 5,520; Dr. John A. Hudson - 11,040; Robert C. McMahan - 16,560; Zelma A Redding - 14,352; and Angela Tribble - 29,258.

The board of directors typically has 11 regular meetings each year. Committees of the board generally meet no less frequently than 4 times each year. During 2008, the board members were compensated as follows: the Chairman receives $700 per meeting attended, the Secretary receives $650 per meeting attended and all other board members receive $600 per meeting attended, committee chairmen receive $75 per meeting attended; outside director committee members receive $50 per meeting attended. In setting these fees, the board reviewed director compensation arrangements for similarly-situated financial institutions in our area. Based on this review, the board concluded that the compensation package offered to our directors was reasonable and justified.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information relating to our equity compensation plans as of December 31, 2008.

	Number of common shares to be issued upon the exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of common shares remaining available for future issuance
Equity compensation plans approved by security holders	348,090	$11.72	35,412
Equity compensation plans not approved by security holders	—	—	—
Total	348,090	$11.72	35,412

Security Ownership of Certain Beneficial Owners

The following table sets forth the beneficial ownership of our common stock as of February 19, 2009 by each person, other than our directors and executive officers, who is known to us to be the beneficial owner of more than 5% of our common stock.

Name and address of beneficial owner	Number of shares of common stock beneficially owned[1]		Percentage
Dory Wiley Service Capital Partners, LP Service Capital Advisors, LLC 1700 Pacific Avenue, Suite 2000 Dallas, Texas 75201	161,443	[2]	9.9%

[1]

The information shown above is based upon information furnished by the named persons and based upon “beneficial ownership” concepts set forth in rules promulgated under the Exchange Act. Under such rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power”, which includes the power to vote or to direct the voting of such security, or “investment power”, which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. In accordance with SEC rules, percentages were calculated based on the amount of outstanding shares plus, for each such person or group, any shares that person or group has the right to acquire within 60 days through stock options or other rights.

[2]

Based on a holdings report on Schedule 13G filed pursuant to the Exchange Act which indicates that Service Capital Partners is a Texas limited partnership, Service Capital Advisors is a Texas limited liability company, and Dory Wiley is the principal of Service Capital Advisors and is a United States citizen. Service Equity Partners, LP and Service Equity Partners (QP), LP are the record owners, in aggregate, of the shares of the common stock being reported. Service Capital Partners is the general partner of each of Service Equity Partners, LP and Service Equity Partners (QP), LP. Service Capital Advisors is the general partner of Service Capital Partners, and Dory Wiley is the principal of Service Capital Advisors. Therefore, Service Capital Partners, Service Capital Advisors, and Dory Wiley indirectly have the power to vote and dispose of the shares being reported, and accordingly, may be deemed the beneficial owners of such shares.

Security Ownership of Management

The following table sets forth the beneficial ownership of our common stock as of February 19, 2009 by each director and each executive officer named in the summary compensation table above. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law. The address of each of our directors and named executive officers is c/o Piedmont Community Bank Group, Inc., 110 Bill Conn Connector, Gray, Georgia 31032.

Name	Positions Held	Shares Owned[1]		Percentage
Christine A. Daniels	Director; (Secretary)	26,281	[2]	1.35%
Franklin J. Davis	Director	50,678	[3]	2.60%
Joseph S. Dumas	Director	67,561	[4]	3.46%
Roy H. Fickling	Director	68,599	[5]	3.52%
Terrell L. Fulford	Director; (Vice Chairman)	22,501	[6]	1.15%
Arthur Goolsby	Director	106,819	[7]	5.48%
James R. Hawkins	Director	17,521	[8]	0.90%
John A. Hudson	Director; (Chairman)	47,041	[9]	2.41%
R. Drew Hulsey, Jr.	Director; CEO	79,238	[10]	4.06%
Robert C. McMahan	Director	49,561	[11]	2.54%
Mickey C. Parker	Director; President	99,914	[10,12]	5.12%
Zelma A. Redding	Director	55,000	[13]	2.82%
Julie Simmons	CFO	30,271	[14]	1.55%
Angela Tribble	Director	90,819	[15]	4.66%
All directors and executive officers as a group (14 persons)		811,804	[16]	41.62%

[1]

The information shown above is based upon information furnished by the named persons and based upon “beneficial ownership” concepts set forth in rules promulgated under the Exchange Act. Under such rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power”, which includes the power to vote or to direct the voting of such security, or “investment power”, which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. In accordance with SEC rules, percentages were calculated based on the amount of outstanding shares plus, for each such person or group, any shares that person or group has the right to acquire within 60 days through stock options or other rights.

[2]	Includes 18,000 shares held jointly with Ms. Daniels’ spouse and 8,280 shares that she may acquire by virtue of her exercise of options.
[3]	Includes 18,000 shares held jointly with Mr. Davis’ spouse and 16,804 shares that he may acquire by virtue of his exercise of options.
[4]	Includes 30,000 shares held jointly with Mr. Dumas’ spouse and 16,560 shares that he may acquire by virtue of his exercise of options.
[5]	Includes 1,200 shares held by Mr. Fickling’s spouse.
[6]	Includes 15,000 shares held jointly with Mr. Fulford’s spouse and 6,900 shares that he may acquire by virtue of his exercise of options.
[7]	Includes 7,875 shares held individually by Mr. Goolsby’s spouse, 6,000 shares owned jointly by Mr. Goolsby and his spouse, and 24,728 shares that he may acquire by virtue of his exercise of options.
[8]	Includes 5,520 shares that he may acquire by virtue of his exercise of options.
[9]	Includes 36,000 shares held jointly with Dr. Hudson’s spouse and 11,040 shares that he may acquire by virtue of his exercise of options.
[10]	The figures for Messrs. Hulsey and Parker each include 70,820 shares that they may acquire by virtue of their exercise of options.
[11]	Includes 16,560 shares that he may acquire by virtue of his exercise of options.
[12]	Includes 4,800 shares held jointly with Mr. Parker’s spouse and 276 shares that are owned by Mr. Parker’s spouse.
[13]	Includes 14,352 shares that she may acquire by virtue of her exercise of options.
[14]	Includes 500 shares that she owns jointly with Mrs. Simmons’ mother and 28,326 shares that may be acquired by virtue of her exercise of options.
[15]	Includes 60,960 shares held jointly with spouse and 29,258 shares that she may acquire by virtue of her exercise of options.
[16]	Includes 319,968 shares that may be acquired by virtue of their exercise of options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We have followed a policy of granting various types of loans to executive officers, directors, to their family members, and to certain entities in which they have an interest. However, the loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with our other customers, and do not involve more than the normal risk of collectability, or present other unfavorable features. As of December 31, 2008 our directors and executive officers and entities with which they are affiliated were indebted to our bank in the aggregate amount of $3,773,969. The outstanding commitments to directors and executive officers, as of December 31, 2008, was $686,858.

In order to maintain our bank’s “well capitalized” regulatory status at December 31, 2008 we sold two promissory notes to in December 2008 for aggregate proceeds of $525,000. One of the notes, with a principal balance of $500,000, was sold to an entity owned by Jim Godsby and Roy Fickling, who are both directors. The other promissory note, with a principal balance of $25,000 was sold to another director. The notes carry interest rates equal to 12% per annum and mature on December 31, 2009. Proceeds of $400,000 from the issuance of these notes were contributed to our bank subsidiary prior to year end to bolster its capital ratios.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

General

The aggregate fees billed for each of the last two fiscal years for professional services rendered by our principal accountant, based on category, were as follows:

	2008	2007
Audit Fees	$90,479	$85,749
Audit Related Fees	33,479	—
Tax Fees	7,447	7,157
All Other Fees	—	—

Total Fees	$131,405	$92,906

Audit fees consist of the audit of the year end financial statements, the review of financial statements included in our quarterly filings on Form 10-Q, and services provided in connection with the review of our annual report on Form 10-K. The audit related fees consist of fees for the review of our financial statements and related disclosures in connection with our Form S-1 registration statement for our proposed public offering of stock during 2008. Tax fees consist of tax preparation services for federal, state, and local authorities.

Effective October 1, 2008 we dismissed Mauldin & Jenkins, LLC as the Company’s independent registered public accounting firm and engaged McNair, McLemore, Middlebrooks & Co., LLP to serve as our replacement independent registered public accounting firm. This change was recommended and approved by our audit committee. The dismissal of Mauldin & Jenkins was not the result of any disagreement on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Mauldin & Jenkins’ satisfaction, would have caused it to make a reference to the matter in its reports on our consolidated financial statements for such periods. There were no such disagreements during the term of Mauldin & Jenkins engagement, which began in 2001. Rather, the decision was made in light of the pending marriage of our controller, Holli Edwards, to the brother of a Mauldin & Jenkins partner. Under these circumstances, we and Mauldin & Jenkins mutually agreed that a change in our independent registered public accounting firm was appropriate to avoid even the appearance of a conflict of interest. Mauldin & Jenkins’ reports on our consolidated financial statements for the last two years contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principals.

Preapproval by Audit Committee

Under the audit committee’s charter, the audit committee is required to give advance approval of any non-audit services to be performed by our auditors, provided that such services are not otherwise prohibited by law. Accordingly, all of the fees identified in the table above (other than within the row entitled “Audit Fees”) were approved in advance by our audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

None

(a)(2)	Financial Statement Schedules

None

(a)(3)	Exhibits

The following exhibits are filed as part of this report:

31.1 Rule 13a-14(a) Certification of Principal Executive Officer

31.2 Rule 13a-14(a) Certification of Principal Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIEDMONT COMMUNITY BANK GROUP, INC.

BY:	/s/ ROBERT D. HULSEY, JR.
ROBERT D. HULSEY, JR.
Chief Executive Officer
Date: April 30, 2009

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Drew Hulsey and Mickey Parker, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full powers of substitution and re-substitution, in his or her name place and stead, in any and all capacities, to sign any and all further amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority, to do and perform each and every act and thing requisite and necessary to be done, in and about the premises as fully and to all intents and purposes, as he or she might or could do in person, hereby ratifying and confirming that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2009.

Signature	Title

/s/ Franklin J. Davis	Director
Franklin J. Davis

/s/ Robert D. Hulsey, Jr.	Director, Chief Executive Office
Robert D. Hulsey, Jr.

/s/ Christine A. Daniels	Director, Secretary
Christine A. Daniels

Director
James R. Hawkins

Director
Arthur Goolsby

/s/ Mickey Parker	Director, President
Mickey Parker

/s/ Julie Simmons	Chief Financial Officer and Accounting Officer
Julie Simmons

Director, Chairman
Dr. John A. Hudson

/s/ Angela M. Tribble	Director
Angela M. Tribble

Director
Zelma A. Redding

Director, Vice Chairman
Terrell L. Fulford

/s/ Robert C. McMahan	Director
Robert C. McMahan

/s/ Joseph S. Dumas	Director
Joseph S. Dumas

Director
Roy H. Fickling

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification by Registrant’s Principal Executive Officer

31.2	Rule 13a-14(a) Certification by Registrant’s Principal Financial and Accounting Officer