Form 10-Q
period 2009-03-31
Piedmont Community Bank Group, Inc.
filed 2009-05-15
CIK 1388337

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 11, 2009:1,630,734 shares, no par value per share.

PIEDMONT COMMUNITY BANK GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

PIEDMONT COMMUNITY BANK GROUP, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

March 31, 2009 and December 31, 2008

	March 31, 2009 (unaudited)	December 31, 2008
ASSETS
Cash and due from banks	$2,348,537	$2,450,217
Interest-bearing deposits in banks	3,126,532	3,802,160
Federal funds sold	471,000	7,198,000
Securities held to maturity, at cost (fair value of $2,202,497 and $2,464,937, respectively)	2,522,250	2,522,250
Securities available for sale, at fair value	33,802,864	24,786,543
Restricted equity securities, at cost	1,463,123	1,516,723
Loans, less allowance for loan losses of $3,055,798 and $2,948,204, respectively	188,783,351	190,016,311
Accrued interest receivable	1,795,173	2,215,265
Premises and equipment, net	8,310,819	8,418,500
Other real estate owned	8,131,431	8,845,275
Long-lived assets held for sale	681,707	681,707
Bank owned life insurance	3,723,890	3,682,410
Other assets	2,227,282	1,972,615

Total assets	$257,387,959	$258,107,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$5,577,961	$4,901,699
Interest-bearing	215,576,513	216,177,748

Total deposits	221,154,474	221,079,447
Accrued interest payable	1,267,234	1,079,576
Other borrowings	19,147,931	19,736,933
Other liabilities	17,215	144,045

Total liabilities	241,586,854	242,040,001

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized: 4,000 shares issued and outstanding	100,000	—
Common stock, no par value, 10,000,000 shares authorized; 1,630,734 shares issued and outstanding	16,268,345	16,334,059
Undivided profits	(648,562)	(470,431)
Accumulated other comprehensive income	81,322	204,347

Total shareholders’ equity	15,801,105	16,067,975

Total liabilities and shareholders’ equity	$257,387,959	$258,107,976

See accompanying notes to unaudited consolidated financial statements

PIEDMONT COMMUNITY BANK GROUP, INC.

AND SUBSIDIARY

Consolidated Statements of Income and Other Comprehensive Income

For the Three Months Ended March 31, 2009 and 2008

(unaudited)

	March 31, 2009	March 31, 2008
Interest and dividend income:
Loans, including fees	$2,496,063	$3,230,342
Securities available for sale	275,596	114,136
Securities held to maturity	25,330	21,579
Interest-bearing deposits in banks	37,549	30,885
Federal funds sold	1,160	17,002
Dividends	—	13,686

	2,835,698	3,427,630

Interest expense:
Deposits	1,783,312	2,044,925
Other borrowings	212,130	159,317

	1,995,442	2,204,245

Net interest income	840,256	1,223,385
Provision for loan losses	462,000	274,500

Net interest income after provision for loan losses	378,256	948,885

Noninterest income:
Service charges on deposit accounts	58,879	37,374
Mortgage origination income	1,681	30,906
Gain on sales of securities	243,541	63,812
Other	49,195	105,498

	353,296	237,590

Noninterest expense:
Salaries and employee benefits	408,352	661,828
Equipment and occupancy	141,654	116,705
Other operating	556,152	381,925

	1,106,158	1,160,458

Income before provision for income taxes (benefits)	(374,606)	26,017
Provision for income taxes (benefits)	(196,475)	(3,649)

Net income (loss)	(178,131)	29,666
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale arising during period, net of tax	37,712	37,251
Reclassification adjustment for realized gains on sales of securities available for sale, net of tax	(160,737)	(42,116)

Comprehensive income (loss)	$(301,156)	$24,801

Income per share:
Basic	$(0.11)	$0.02

Diluted	$(0.11)	$0.02

See accompanying notes to unaudited consolidated financial statements

PIEDMONT COMMUNITY BANK GROUP, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008

(unaudited)

	March 31, 2009	March 31, 2008
Cash flow from operating activities:
Net income (loss)	$(178,131)	$29,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,995	96,408
Provision for loan losses	462,000	274,500
Increase in cash surrender value of life insurance	(41,480)	(42,549)
Share based compensation cost	(65,714)	69,246
Deferred taxes	(49,316)	(59,595)
Decrease in accrued interest receivable	420,092	21,353
Increase in accrued interest payable	187,658	244,693
Loss on sale of other real estate	—	599
Gains on foreclosure	—	(58,138)
Gain on sale of securities available for sale	(243,541)	(63,812)
Net other operating activities	(179,834)	(109,283)

Net cash flow provided by (used in) operating activities	462,729	403,088

Cash flow from investing activities:
Net decrease (increase) in loans	422,555	(10,837,923)
Net decrease in federal funds sold	6,727,000	306,000
Net decrease (increase) in interest-bearing deposits in banks	675,628	(870,122)
Proceeds from sale of restricted equity securities	53,600	—
Purchases of restricted equity securities	—	(210,600)
Purchases of securities available for sale	(11,834,255)	(4,549,357)
Purchase of treasury bill	(7,699,709)	—
Proceeds from sale of securities available for sale	9,737,098	2,999,675
Proceeds from maturities of securities available for sale	1,053,803	2,570,698
Purchase of securities held to maturity	—	—
Proceeds from maturities of securities held to maturity	—	5,000
Purchases of premises and equipment	—	(983,221)
Proceeds from sale of other real estate	713,844	266,921

Net cash flow used in investing activities	(150,436)	(11,302,929)

Cash flow from financing activities:
Net increase in deposits	75,027	8,063,682
Proceeds from preferred stock offering	100,000	—
Proceeds from Federal Home Loan Bank advances	—	1,800,000
Repayments of Federal Home Loan Bank	(1,900,000)	—
Proceeds from other borrowings	1,336,000	1,971,622
Repayment of other borrowings	(25,000)	—

Net cash flow provided by financing activities	(413,973)	11,835,304

Net increase (decrease) in cash and due from banks	(101,680)	935,463
Cash and due from banks at beginning of period	2,450,217	1,570,492

Cash and due from banks at end of period	$2,348,537	$2,505,955

Supplemental schedule of noncash investing and financing activities –
Change in accumulated other comprehensive loss	$123,025	$4,865

Transfer of loans to other real estate	$348,405	$1,694,699

Supplemental disclosures of cash flow information – Cash paid for:
Interest	$1,807,784	$1,959,522

Income taxes	$30,658	$70,223

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

The Bank is a commercial bank headquartered in Gray, Jones County, Georgia. The Bank provides a full range of banking services in its primary market areas of Jones, Bibb, Monroe, Houston, Putnam and the surrounding counties.

The accompanying consolidated financial statements of the Company are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

All significant intercompany transactions and balances have been eliminated in consolidation. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations for the interim period ended March 31, 2009.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts. Actual results could differ from those estimates. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

2.	Stock Compensation Plan

At March 31, 2009, the Company had a stock-based employee/director compensation plan which is more fully described in Note 1 of the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2008. A total of 383,502 shares have been reserved under the Plan. As of March 31, 2009, the Company had 322,364 options outstanding.

Due to the forfeiture of options in 2008 and 2009, the company adjusted its estimated forfeiture rate which resulted in a decrease of stock based compensation cost of $65,714 during the first quarter of 2009. At March 31, 2009, there were no unrecognized compensation cost related to stock-based payments.

No options have been granted or exercised in 2009. As of March 31, 2009, 321,964 options were exercisable with a weighted-average exercise price of $11.67 per share.

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

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended March 31,
	2009	2008
Basic earnings per share:
Weighted average common shares outstanding	1,630,734	1,630,734

Net income	$(178,131)	$29,666

Basic earnings per share	$(0.11)	$0.02

Diluted earnings per share:
Weighted average common shares outstanding	1,630,734	1,630,734
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	—	—

Total weighted average common shares and common stock equivalents outstanding	1,630,734	1,630,734

Net income	$(178,131)	$29,666

Diluted earnings per share	$(0.11)	$0.02

4.	Loans

The composition of loans is summarized as follows:

	March 31, 2009	December 31, 2008
Commercial	20,635,872	$16,227,382
Real estate-construction	28,263,890	34,735,791
Real estate – mortgage	19,394,682	19,694,402
Real estate – commercial	121,460,148	120,225,378
Consumer installment and other	2,067,800	2,077,490

	191,822,392	192,960,443
Deferred loan costs	16,757	4,072
Allowance for loan losses	(3,055,798)	(2,948,204)

Loans, net	$188,783,351	$190,016,311

5.	Fair Value Measurement

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and liabilities measured at fair value basis are summarized below:

	March 31, 2009	Fair value measurements using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Recurring
Securities available for sale
Government sponsored agencies	$11,573,213	$—	$11,573,213	$—
Mortgage-backed securities	22,229,651	—	22,229,651	—

	$33,802,864	$—	$33,802,864	$—

Nonrecurring
Impaired loans	$26,362,434	$—	$—	$26,362,434

	December 31, 2008	Fair value measurements using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Recurring
Securities available for sale
Government sponsored agencies	$4,896,891	$—	$4,896,891	$—
Mortgage-backed securities	19,889,652	—	19,889,652	—

	$24,786,543	$—	$24,786,543	$—

Nonrecurring
Impaired loans	$23,275,979	$—	$—	$23,275,979

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Assets

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, included certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. The Company’s evaluations are based on market data and the Company employs combinations of these approaches for its valuation methods depending on the asset class.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). When fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Nonfinancial assets and liabilities measured at fair value are summarized below:

	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Other real estate owned	$8,131,431	$—	$—	$8,131,431

Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell. The appraisals are generally discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly, based on the same factors identified above.

6.	Recent Accounting Pronouncements

SFAS No. 141, Business Combinations (Revised 2007). SFAS No. 141R replaces SFAS No. 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any noncontrolling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS No. 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS No. 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS No. 141. Under SFAS No. 141R, the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a noncontractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS No. 5, Accounting for Contingencies.

SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51. SFAS No. 160 amends Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statements of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s consolidated financial statements.

SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The hierarchical guidance provided by SFAS 162 did not have an impact on the Company’s consolidated financial statements

In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The impact of adoption on January 1, 2009, was not material.

In April, 2009, the FASB issued FSP 115-2 & 124-2 Recognition and Presentation of Other-Than Temporary Impairments. The FSP eliminates the requirement for the issuer to evaluate whether it has the intent and ability to hold an impaired investment until maturity. Conversely, the new FSP requires the issuer to recognize an OTTI in the event that the issuer intends to sell the impaired security or in the event that it is more likely than not that the issuer will sell the security prior to recovery. In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security, then the entity will be required to recognize an OTTI. In the event that the recovery of the security’s cost basis prior to maturity is not probable and an OTTI is recognized, the FSP provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in earnings, with the remainder being recognized in Other Comprehensive Income. Conversely, in the event that the issuer intends to sell the security before the recovery of its cost basis or if it is more likely than not that the Company will have to sell the security before recovery of its cost basis, then the entire OTTI will be recognized in earnings. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April, 2009, the FASB issued FSP 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for determining fair value based on observable transactions. The FSP provides that if evidence suggests that an observable transaction was not executed in an orderly way that little, if any, weight should be assigned to this indication of an Asset or Liability’s fair value. Conversely, if evidence suggests that the observable transaction was executed in an orderly way, the transaction price of the observable transaction may be appropriate to use in determining the fair value of the Asset/Liability in question, with appropriate weighting given to this indication based on facts and circumstances. Finally, if there is no way for the entity to determine whether the observable transaction was executed in an orderly way, relatively less weight should be ascribed to this indicator of fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP-107-1 & APB 28-1 Interim Disclosures about Fair Value of Financial Instruments. The FSP provides that publicly traded companies shall provide information concerning the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The FSP is effective for interim reporting periods ending after June 15, 2009.

7.	Preferred Stock Offering

We are currently offering up to $4 million in preferred stock through a private placement offering. Features of the stock include a 12 % cumulative dividend and the ability to convert to common stock after one year. The offering commenced on March 6, 2009 and as of March 31, 2009, we had $100,000 in subscriptions and approximately $400,000 in commitments to purchase. Proceeds from the sale of the stock will be used by our holding company to service debt and for capital injections into the Bank as necessary to maintain the Bank in a well-capitalized status.

8.	Subsequent Events

On May 1, 2009, Silverton Bank, a correspondent bank based in Atlanta, Georgia, was closed by the Office of the Comptroller of the Currency and the FDIC was named Receiver. The FDIC created a bridge bank to take over the operations of Silverton. The creation of the bridge bank allows Silverton’s financial institution clients to transition their correspondent banking needs to other providers with the least amount of disruptions. Subject to further developments, the bridge bank is scheduled to continue to operate business as usual through July 29, 2009.

As a result of this development, we believe that it is highly unlikely that we will recover any portion of our investment in the stock of Silverton Bank’s holding company, Silverton Financial Services, Inc. Accordingly, we have recorded an other-than-temporary impairment charge of $380,723 with respect to these securities. This impairment charge, which was recognized in the second quarter and will be reflected in our second quarter results, reduced the carrying value of our investment to zero.

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

Overview

First quarter 2009 results were marked by a leveling off of loans and deposits and continued pressure on our net interest margin. We incurred a net loss of $178,131 for the quarter, compared to net income of $29,666 for the first quarter of 2008. Due to weakening real estate markets, we continue to experience significant amounts in other real estate, which consists of foreclosed properties, totaling approximately $8,845,000 at December 31, 2008 and approximately $8,131,000 million at March 31, 2009. The level of our delinquent loans greater than 30 days increased from approximately $27 million at December 31, 2008 to approximately $29 million at March 31, 2009. The lost interest income from our increasing levels of other real estate and non-performing loans contributed to a decline in out net interest margin, which was 1.48% for the first quarter of 2009.

The real estate markets that we serve have experienced significant weakness over the last several quarters. Sales volumes and new housing starts continue to slow substantially. Real estate prices have also declined, although the decline in prices has so far been less dramatic. The weakness in real estate markets is particularly prevalent in the commercial and construction areas, where we have heavy concentrations. In recent quarters we have also seen, both locally and nationally, a general decline in lending activities by financial institutions in connection with the overall market turmoil. Many of our borrowers are developers who depend on end-users to purchase their projects as a source of repayment. The ability of our borrowers to timely repay our loans, therefore, will be negatively impacted to the extent that these end-users are unable to obtain financing to purchase the underlying real estate projects.

As a result of these trends, the level of our loans has declined marginally over the last six months and could decline further over the next several months. In addition, we expect that our level of other real estate will continue to increase in 2009 as we anticipate foreclosing on properties at a faster rate than we are able to dispose of such properties. Therefore, we believe that our level of non-performing assets will increase and that our level of net interest margin and profitability will be negatively impacted in the short term. We also expect further deterioration in our loan portfolio as economic conditions continue to weaken. The combination of these forces could produce losses over the foreseeable future.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2008 as filed in our annual report on Form 10-K.

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

Recent Impairment of Securities

On May 1, 2009, Silverton Bank, a correspondent bank based in Atlanta, Georgia, was closed by the Office of the Comptroller of the Currency and the FDIC was named Receiver. The FDIC created a bridge bank to take over the operations of Silverton. The creation of the bridge bank allows Silverton’s financial institution clients to transition their correspondent banking needs to other providers with the least amount of disruptions. Subject to further developments, the bridge bank is scheduled to continue to operate business as usual through July 29, 2009.

As a result of this development, we believe that it is highly unlikely that we will recover any portion of our investment in the stock of Silverton Bank’s holding company, Silverton Financial Services, Inc. Accordingly, we have recorded an other-than-temporary impairment charge of $380,723 with respect to these securities. This impairment charge, which was recognized in the second quarter and will be reflected in our second quarter results, reduced the carrying value of our investment to zero.

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

We establish the specific amount by examining impaired loans which are defined as containing one or more of the following characteristics: collectability of principal and interest from the borrower is in question, the loan is on non-accrual or the loan has been restructured. Under generally accepted accounting principles, we may measure the loss either by (1) the observable market price of the loan; or (2) the present value of expected future cash flows discounted at the loan’s effective interest rate; or (3) the fair value of the collateral if the loan is collateral dependent. Because the majority of our impaired loans are collateral dependent, nearly all of our specific allowances are calculated based on the fair value of the collateral. As of March 31, 2009, we had approximately $683,000 in specific loss allocations against specific loans in our evaluation of the allowance for loan losses.

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

Our provision for loan losses was $462,000 for the first quarter of 2009 as compared to $274,500 for the first quarter of 2008. The large majority of the increase was related to reserves needed for the downturn in the economy and to our assessment of the inherent risk in the portfolio. Amounts charged off during the first quarter of 2009 totaled $354,406 as compared to $180,009 in the first quarter of 2008. Based upon our evaluation of the loan portfolio, we believe our allowance for loan losses is adequate to meet any potential losses in the loan portfolio.

Information with respect to nonaccrual, past due and restructured loans is as follows:

	March 31,
	2009	2008
	(Dollars in Thousands)
Nonaccrual loans	$12,028	$535
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	—	752
Restructured loans	3,439	—
Potential problem loans	27,046	2,583
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	299	24
Interest income that was recorded on nonaccrual and restructured loans	335	12

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

Information regarding certain loans and allowance for loan loss data is as follows:

	March 31,
	2009	2008
	(Dollars in Thousands)
Average amount of loans outstanding	$192,318	$185,871

Balance of allowance for loan losses at beginning of period	2,948	1,849

Loans charged off:
Commercial and financial	(354)	(180)
Real estate mortgage	—	—
Installment	—	—

	(354)	(180)

Loans recovered:
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	—	—

	—	—

Net (charge-offs) recoveries	(354)	(180)

Additions to allowance charged to operating expense during period	462	275

Balance of allowance for loan losses at end of period	$3,056	$1,944

Ratio of net loans charged off during the period to average loans outstanding	0.18%	0.10%

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

Our liquidity and capital resources are monitored daily by management and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, our liquidity ratio at March 31, 2009 was considered satisfactory. At that date, our short-term investments and available Federal Funding were adequate to cover any reasonably anticipated immediate need for funds. At March 31, 2009, we had unused available Federal Fund lines of $11,900,000 and unused Federal Home Loan Bank borrowing capacity of approximately $2,500,000.

As of March 31, 2009 we had an decreased liquidity position as total cash and due from banks amounted to $2.3 million, representing 0.91% of total assets as compared to 0.95% as of December 31, 2008. Investment securities available-for-sale totaled to $33.8 million and interest-bearing deposits in banks amounted to $3.1 million, representing 13.13% and 1.21% of total assets, respectively. These securities and interest bearing deposits in banks provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities is a source of liquidity. For the three months ended March 31, 2009, total deposits remain constant from $221.1 million at December 31, 2008 to $221.2 million at March 31, 2009. Of this total, however, approximately $142.9 million, or 64.6%, represent time deposits that are scheduled to mature within one year. Brokered deposits totaled approximately $50 million at March 31, 2009 or 23% of total deposits. Our objective is to continue to build our core deposit base and lessen our reliance on brokered funding sources. However, we intend to continue to rely heavily on short-term time deposits as a primary source of funding for the foreseeable future. If we are unable to offer a competitive rate as these deposits mature, we could lose a substantial amount of deposits within a short period of time, which would strain our liquidity. While we consider this scenario to be unlikely, our net interest income and profitability would be negatively affected if we have to increase rates to maintain deposits.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Our capital ratios, which had declined over the last couple of years due to our growth, experienced additional stress during the first quarter of 2009 because of the losses we sustained. To bolster our capital, we are currently offering up to $4 million in preferred stock through a private placement offering. Features of the preferred stock include a 12% cumulative dividend and the ability to convert to common stock after one year. We expect that our capital ratios will improve if we are successful in raising proceeds from this offering. However, any further deterioration in our loan portfolio would cause our capital ratios to decline. The table below illustrates our bank’s regulatory capital ratios at March 31, 2009.

	Piedmont Community Bank	Regulatory Minimum Requirements (Well Capitalized)
Leverage capital ratios	7.43%	5.00%
Risk-based capital ratios:
Tier 1 capital	8.81	6.00
Total capital	10.06	10.00

As of March 31, 2009 our bank’s total capital ratio was only six basis points above the level required to maintain “well capitalized” status. If we lose our “well capitalized” status our bank would be unable to accept, renew or rollover any brokered deposits without a waiver from the FDIC. Even if we are able to maintain the required ratios, our bank will not qualify as a “well capitalized” institution if it becomes subject to a written order or capital directive. Under applicable laws, the Federal Reserve Board, the FDIC as our deposit insurer, and the Georgia Department of Banking and Finance, as our chartering authority, have the ability to impose substantial sanctions, restrictions, and requirement on us if they determine upon examination or otherwise, violations of laws with which we must comply, or weaknesses or failures with respect to general standards of safety and soundness, are present. Applicable law prohibits our disclosures of specific examination findings, but formal enforcement actions are generally disclosed by the regulatory authorities after these actions become effective. These actions typically require certain corrective steps, impose limits on activities, prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised. Failure to adhere to the requirements of any action, once issued, can result in more severe penalties. If our bank becomes subject to such an enforcement action it will, among other things, lose its “well capitalized” status, which could in turn place a liquidity strain on our bank due to the inability to accept, renew or rollover brokered deposits without a waiver.

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

March 31,
2009
Commitments to extend credit	$13,739,000
Letters of credit	20,000

$13,759,000

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

Financial Condition

Our total assets declined by 0.28% for the first three months of 2009. Loans decreased by approximately $1.1 million. Deposit growth was relatively flat. Cash on hand was used to purchase investment securities and to payoff Federal Home Loan Bank advances. Our loan to deposit ratio remained relatively unchanged at approximately 87%. Shareholder equity decreased by $267,000 due to net loss for the quarter of $178,000, decrease in the unrealized gains on investment securities of $123,000 and adjustment to stock based employee compensation cost for change in forfeiture estimate of $66,000 offset by proceeds of $100,000 from our preferred stock offering.

Results of Operations For The Three Months Ended March 31, 2009 and 2008

Interest Income and Interest Expense

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

Our net interest margin was 1.48% for the three months ended March 31, 2009, compared to 2.44% for the same period in 2008, a decrease of 89 basis points. The decrease was caused by lost interest income from nonaccrual loans and compression attributable to the declining rate environment. The total earning assets yield decreased to 5.08% for the first three months of 2009 from 6.77% for the first three months of 2008. The total interest bearing liability yield decreased to 3.39% for the first three months of 2009 from 4.54% for the first three months of 2008.

The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Three months ended		Three months ended
	March 31,		March 31,
	2009		2008
		Average		Average
	Interest	Rate	Interest	Rate
INTEREST INCOME:
Interest and fees on loans (1)	$2,496	5.20%	$3,230	7.05%
Interest on taxable securities	301	4.26%	136	4.92%
Interest on federal funds sold	1	0.16%	17	3.42%
Interest on deposits in banks	38	4.09%	31	3.93%
Interest on other securities	—	—%	13	4.84%

Total interest income	2,836	5.00%	3,427	6.83%

INTEREST EXPENSE:
Interest on interest-bearing demand and savings	159	1.46%	515	3.49%
Interest on time deposits	1,624	3.78%	1,530	5.18%
Interest on other borrowings	212	4.60%	159	4.32%

Total interest expense	1,995	3.41%	2,204	4.59%

NET INTEREST INCOME	$841		$1,223

Net interest spread		1.59%		2.24%
Net interest margin		1.48%		2.44%

(1)	Interest and fees on loans include $27,000 and $59,000 of loan fee income for the three months ended March 31, 2009 and 2008, respectively. Interest income recognized on nonaccrual loans during 2008 and 2007 was insignificant.

Provisions for Loan Losses

Our provision for loan losses was $462,000 for the first quarter of 2009. Our allowance for loan losses increased $107,594 from $2,948,204 as of December 31, 2008 to $3,055,798 as of March 31, 2009. The increase is due to the provisions of $462,000 recorded in the first three months of 2009 as a result of increases in problem loans as compared to December 31, 2008 offset by increased net charge-offs.

Noninterest Income

Non-interest income consists of service charges on deposit accounts, income on bank owned life insurance, gains on foreclosures and the disposition of other real estate, gains on the sale of securities, mortgage origination income and other miscellaneous income.

Noninterest income increased by approximately $116,000 for the first quarter of 2009 as compared to the same period in 2008. The increase is primarily due to an increase of $180,000 in gains on securities offset by a decrease in income on the sale of other real estate owned (“OREO”) of approximately $58,000.

Noninterest Expenses

Non-interest expenses for the first quarter of 2009 and 2008 consist of salaries and employee benefits of $408,000 and $662,000, equipment and occupancy expenses of $142,000 and $117,000, and other operating expenses of $556,000 and $382,000, respectively. The decrease in salaries and employee benefits of $254,000 over the first quarter of 2008 is primarily due to cuts in personnel. The increase in equipment and occupancy expenses of $25,000 over the first quarter of 2008 is due primarily to increased depreciation of $21,000 and increased maintenance contracts of $5,000 from opening of a branch in mid 2008. The increase in other operating expenses of $174,000 over the first quarter of 2008 is due primarily to increased data processing expense of $15,000, increased insurance of $5,000, increase in OREO expense of $72,000, increased legal expense of $17,000 and increase in regulatory fees of $61,000 due to the increase in FDIC insurance assessments.

Income Taxes

We have recorded an income tax benefit of $196,475 for the three months ended March 31, 2009. This represents 52.5% of net loss before income tax benefits for the three months ended March 31, 2009. The increase in our effective tax rate as compared to the same period in 2008 is primarily due to the nontaxable income related to bank owned life insurance and our net losses incurred for the period. The comparable effective tax rate for the same period in 2008 was 14.0%.

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

There have been no changes in our internal control over financial reporting during the first quarter 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information contained in our Current Report on Form 8-K filed with the SEC on March 12, 2009 (File No. 000-52453) is incorporated herein by reference. Through March 31, 2009, we had sold 4,000 shares of Series A Preferred Stock in our private placement offering for gross proceeds of $100,000.

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

PIEDMONT COMMUNITY BANK GROUP, INC.
(Registrant)

May 15, 2009	/s/ Drew Hulsey
Date	Drew Hulsey, C.E.O.
(Principal Executive Officer)

May 15, 2009	/s/ Julie Simmons
Date	Julie Simmons, C.F.O.
(Principal Financial and Accounting Officer)