Form 10-Q
period 2009-06-30
Piedmont Community Bank Group, Inc.
filed 2009-08-14
CIK 1388337

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2009: 1,630,734 shares, no par value per share.

PIEDMONT COMMUNITY BANK GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

PIEDMONT COMMUNITY BANK GROUP, INC.

AND SUBSIDIARY

Consolidated Balance Sheets

June 30, 2009 and December 31, 2008

	June 30, 2009 (unaudited)	December 31, 2008
ASSETS
Cash and due from banks	$8,130,499	$2,450,217
Interest-bearing deposits in banks	3,086,792	3,802,160
Federal funds sold	353,000	7,198,000
Securities held to maturity, at cost (fair value of $2,469,755 and $2,464,937, respectively)	2,522,250	2,522,250
Securities available for sale, at fair value	33,603,304	24,786,543
Restricted equity securities, at cost	1,090,400	1,516,723
Loans, less allowance for loan losses of $3,753,162 and $2,948,204, respectively	181,974,901	190,016,311
Accrued interest receivable	1,597,661	2,215,265
Premises and equipment, net	8,204,827	8,418,500
Other real estate owned	12,516,028	8,845,275
Long-lived assets held for sale	681,707	681,707
Bank owned life insurance	3,765,371	3,682,410
Other assets	2,452,454	1,972,615

Total assets	$259,979,194	$258,107,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$4,857,478	$4,901,699
Interest-bearing	221,646,462	216,177,748

Total deposits	226,503,940	221,079,447
Accrued interest payable	1,298,320	1,079,576
Other borrowings	17,961,933	19,736,933
Other liabilities	382,644	144,045

Total liabilities	246,146,837	242,040,001

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized: 12,600 shares issued and outstanding	315,000	—
Common stock, no par value, 10,000,000 shares authorized; 1,630,734 shares issued and outstanding	16,258,980	16,334,059
Undivided profits	(2,474,333)	(470,431)
Accumulated other comprehensive income (loss)	(267,290)	204,347

Total shareholders’ equity	13,832,357	16,067,975

Total liabilities and shareholders’ equity	$259,979,194	$258,107,976

See accompanying notes to unaudited consolidated financial statements

PIEDMONT COMMUNITY BANK GROUP, INC.

AND SUBSIDIARY

Consolidated Statements of Income(Loss)

For the Three and Six Months Ended June 30, 2009 and 2008

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest and dividend income:
Loans, including fees	$2,228,938	$2,863,725	$4,725,001	$6,094,067
Securities available for sale	231,324	119,258	506,920	233,394
Securities held to maturity	25,292	21,572	50,622	43,151
Interest-bearing deposits in banks	33,155	26,671	70,704	57,556
Federal funds sold	208	6,789	1,368	23,791
Dividends	—	15,754	—	29,440

	2,518,917	3,053,769	5,354,615	6,481,399

Interest expense:
Deposits	1,704,115	1,842,635	3,487,427	3,887,563
Other borrowings	212,530	180,267	424,660	339,584

	1,916,645	2,022,902	3,912,087	4,227,147

Net interest income	602,272	1,030,867	1,442,528	2,254,252
Provision for loan losses	750,000	1,618,000	1,212,000	1,892,500

Net interest income (loss) after provision for loan losses	(147,728)	(587,133)	230,528	361,752

Noninterest income:
Service charges on deposit accounts	65,150	43,687	124,029	81,061
Mortgage origination income	80	6,756	1,761	37,662
Gain on sales of securities	130,518	514	374,058	64,326
Other	42,482	87,239	91,677	192,737

	238,230	138,196	591,525	375,786

Noninterest expense:
Salaries and employee benefits	435,966	585,968	844,318	1,247,796
Equipment and occupancy	131,999	117,182	273,653	233,887
Other than temporary impairment	372,723	—	372,723	—
Loss on sale of other real estate	83,749	—	83,749	—
Other	884,570	439,870	1,440,721	821,795

	1,909,007	1,143,020	3,015,164	2,303,478

Income (loss) before provision for income taxes (benefits)	(1,818,505)	(1,591,957)	(2,193,111)	(1,565,940)
Provision for income taxes (benefits)	165	(587,529)	(196,310)	(591,178)

Net income (loss)	(1,818,670)	(1,004,428)	(1,996,801)	(974,762)

Dividends on Preferred Stock	7,103	—	7,103	—

Net income (loss) available to common stockholders	(1,825,773)	(1,004,428)	(2,003,904)	(974,762)

Income (loss) per share:
Basic	$(1.12)	$(0.62)	$(1.23)	$(0.60)

Diluted	$(1.08)	$(0.62)	$(1.19)	$(0.60)

See accompanying notes to unaudited consolidated financial statements

PIEDMONT COMMUNITY BANK GROUP, INC.

AND SUBSIDIARY

Consolidated Statements of Other Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2009 and 2008

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income (loss)	(1,818,670)	(1,004,428)	(1,996,801)	(974,762)
Other comprehensive income (loss):
Unrealized losses on securities available for sale arising during period, net of tax benefit	(262,470)	(169,138)	(224,758)	(131,887)
Reclassification adjustment for realized gains on sales of securities available for sale, net of tax	(86,141)	(339)	(246,878)	(42,455)

Comprehensive income (loss)	$(2,167,281)	$(1,173,905)	$(2,468,437)	$(1,149,104)

PIEDMONT COMMUNITY BANK GROUP, INC.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2009 and 2008

(unaudited)

	June 30, 2009	June 30, 2008
Cash flow from operating activities:
Net income (loss)	$(1,996,801)	$(974,762)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	317,146	182,930
Provision for loan losses	1,212,000	1,892,500
Increase in cash surrender value of life insurance	(82,961)	(85,099)
Share based compensation cost	239,921	138,492
Decrease in accrued interest receivable	617,604	140,447
Increase in accrued interest payable	218,744	239,620
Loss on sale of other real estate	83,749	599
Gains on foreclosure	—	(100,346)
Other than temporary impairment on securities available for sale	372,723	—
Gain on sale of securities available for sale	(374,058)	(64,326)
Net other operating activities	(277,240)	(1,439,792)

Net cash flow provided by (used in) operating activities	330,827	(69,737)

Cash flow from investing activities:
Net decrease (increase) in loans	1,105,691	(23,237,178)
Net decrease in federal funds sold	6,845,000	3,034,000
Net decrease (increase) in interest-bearing deposits in banks	715,368	(583,159)
Proceeds from sale of restricted equity securities	426,323	—
Purchases of restricted equity securities	—	(355,993)
Purchases of securities available for sale	(49,834,711)	(6,299,356)
Proceeds from sale of securities available for sale	37,552,291	3,061,205
Proceeds from maturities of securities available for sale	2,605,783	2,388,684
Proceeds from maturities of securities held to maturity	—	5,000
Purchases of premises and equipment	—	(1,759,340)
Proceeds from sale of other real estate	1,969,217	1,119,483

Net cash flow used in investing activities	1,384,962	(22,626,654)

Cash flow from financing activities:
Net increase in deposits	5,424,493	16,796,130
Proceeds from preferred stock offering	315,000	—
Net increase in Federal funds purchased	—	2,078,600
Proceeds from Federal Home Loan Bank advances	—	1,800,000
Repayments of Federal Home Loan Bank	(1,900,000)	—
Proceeds from other borrowings	1,336,000	3,411,933
Repayment of other borrowings	(1,211,000)	—

Net cash flow provided by financing activities	3,964,493	24,086,663

Net increase (decrease) in cash and due from banks	5,680,282	1,390,272
Cash and due from banks at beginning of period	2,450,217	1,570,492

Cash and due from banks at end of period	$8,130,499	$2,960,764

Supplemental schedule of noncash investing and financing activities –
Change in accumulated other comprehensive loss	$(471,637)	$(174,342)

Transfer of loans to other real estate	$5,723,719	$5,800,653

Financed sales of other real estate	$—	$394,500

Supplemental disclosures of cash flow information – Cash paid for:
Interest	$3,693,343	$3,987,527

Income taxes	$30,658	$70,223

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

All significant intercompany transactions and balances have been eliminated in consolidation. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and results of operations for the interim period ended June 30, 2009.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and income and expense amounts. Actual results could differ from those estimates. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

The company has evaluated subsequent events for potential recognition and/or disclosure through August 14, 2009, the date the consolidated financial statements included in this quarterly report on Form 10Q were issued.

2.	Stock Compensation Plan

At June 30, 2009, the Company had a stock-based employee/director compensation plan which is more fully described in Note 1 of the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2008. A total of 383,502 shares have been reserved under the Plan. As of June 30, 2009, the Company had 322,364 options outstanding.

Due to the forfeiture of options in 2008 and 2009, the company adjusted its estimated forfeiture rate which resulted in a decrease of stock based compensation cost of $65,714 during the first quarter of 2009. At June 30, 2009, there were no unrecognized compensation cost related to stock-based payments.

No options have been granted or exercised in 2009. As of June 30, 2009, 321,964 options were exercisable with a weighted-average exercise price of $11.67 per share.

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

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended June 30,
	2009	2008
Basic earnings per share:
Weighted average common shares outstanding	1,630,734	1,630,734

Net income available to common stockholders	$(1,825,773)	$(1,004,428)

Basic earnings per share	$(1.12)	$(0.62)

Diluted earnings per share:
Weighted average common shares outstanding	1,630,734	1,630,734
Additional shares to be issued upon assumed conversion of preferred stock	52,500	—
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	—	—

Total weighted average common shares and common stock equivalents outstanding	1,683,242	1,630,734

Net income	$(1,818,670)	$(1,004,428)

Diluted earnings per share	$(1.08)	$(0.62)

	Six Months Ended June 30,
	2009	2008
Basic earnings per share:
Weighted average common shares outstanding	1,630,734	1,630,734

Net income available to common stockholders	$(2,003,904)	$(974,762)

Basic earnings per share	$(1.23)	$(0.60)

Diluted earnings per share:
Weighted average common shares outstanding	1,630,734	1,630,734
Additional shares to be issued upon assumed conversion of preferred stock	52,500	—
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the period	—	—

Total weighted average common shares and common stock equivalents outstanding	1,683,242	1,630,734

Net income	$(1,996,801)	$(974,762)

Diluted earnings per share	$(1.19)	$(0.60)

4.	Loans

The composition of loans is summarized as follows:

	June 30, 2009	December 31, 2008
Commercial	21,961,780	$16,227,382
Real estate-construction	24,426,530	34,735,791
Real estate – mortgage	19,396,739	19,694,402
Real estate – commercial	117,939,758	120,225,378
Consumer installment and other	1,977,956	2,077,490

	185,702,763	192,960,443
Deferred loan costs	25,300	4,072
Allowance for loan losses	(3,753,162)	(2,948,204)

Loans, net	$181,974,901	$190,016,311

5.	Fair Value Measurement

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

Assets and liabilities measured at fair value basis are summarized below:

		Fair value measurements using:
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(In thousands)
Recurring
Securities available for sale
Mortgage-backed securities	33,603,304	—	33,603,304	—

	$33,603,304	$—	$33,603,304	$—

Nonrecurring
Impaired loans	$19,739,500	$—	$—	$19,739,500

		Fair value measurements using:
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(In thousands)
Recurring
Securities available for sale
Government sponsored agencies	$4,896,891	$—	$4,896,891	$—
Mortgage-backed securities	19,889,652	—	19,889,652	—

	$24,786,543	$—	$24,786,543	$—

Nonrecurring
Impaired loans	$23,275,979	$—	$—	$23,275,979

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

Nonfinancial assets and liabilities measured at fair value are summarized below:

	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(In thousands)
Other real estate owned	$12,516,028	$—	$—	$12,516,028

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

6.	Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair value is based on discounted cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and due from banks and interest-bearing deposits with other banks: Fair value equals the carrying value of such assets.

Investment securities and investment securities available for sale: Fair values for investment securities are based on bond accounting reports.

Loans: For variable rate loans, those repricing within six months or less, fair values are based on carrying values. Fixed rate commercial loans, other installment loans, and certain real estate mortgage loans were valued using discounted cash flows. The discount rates used to determine the present value of these loans were based on interest rates currently being charged by the Bank on comparable loans as to credit risk term.

Deposit liabilities: The fair values of demand deposits are, as required by FASB 107, equal to the carrying value of such deposits. Demand deposits include noninterest-bearing demand deposits, savings accounts, NOW accounts, and money market demand accounts. Discounted cash flows are used to value fixed rate term deposits. The discount rate used is based on interest rates currently being offered by the Bank on comparable deposits as to amount and term.

Short-term borrowings: The carrying values of federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings approximate their carrying values.

FHLB and other borrowings: The fair value of fixed rate borrowings are estimated using discounted cash flows, based on current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount on variable rate borrowings approximates their fair value. The fair value of convertible FHLB borrowings is based on FHLB of Atlanta’s estimate.

Accrued interest: The carrying amount of accrued interest approximates its fair value.

Off-balance sheet instruments: Loan commitments are negotiated at current market rates and are relatively short-term in nature. Therefore, the estimated value of loan commitments approximates the fees charged.

The carrying amount and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash, due from banks, interest-bearing deposits in banks and federal funds sold	$11,570	$11,570	$13,450	$13,450
Securities	37,216	37,163	28,826	28,768
Loans	181,975	179,865	190,016	189,469
Accrued interest receivable	1,598	1,598	2,215	2,215
Financial liabilities:
Deposits	226,504	227,659	221,079	222,120
Other borrowings	17.962	17,743	19,737	19,488
Accrued interest payable	1,298	1,298	1,080	1,080

7.	Recent Accounting Pronouncements

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

SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The hierarchical guidance provided by SFAS 162 did not have an impact on the Company’s consolidated financial statements.

SFAS No. 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statement are issued or available to be issued. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for the Company’s financial statements for periods ending after June 15, 2009. SFAS 165 did not have a significant impact on the Company’ financial statements.

SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” SFAS 166 amends SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

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

In April, 2009, the FASB issued FSP 115-2 & 124-2 Recognition and Presentation of Other-Than Temporary Impairments. The FSP eliminates the requirement for the issuer to evaluate whether it has the intent and ability to hold an impaired investment until maturity. Conversely, the new FSP requires the issuer to recognize an OTTI in the event that the issuer intends to sell the impaired security or in the event that it is more likely than not that the issuer will sell the security prior to recovery. In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security, then the entity will be required to recognize an OTTI. In the event that the recovery of the security’s cost basis prior to maturity is not probable and an OTTI is recognized, the FSP provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in earnings, with the remainder being recognized in Other Comprehensive Income. Conversely, in the event that the issuer intends to sell the security before the recovery of its cost basis or if it is more likely than not that the Company will have to sell the security before recovery of its cost basis, then the entire OTTI will be recognized in earnings. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of the FSP did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April, 2009, the FASB issued FSP 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for determining fair value based on observable transactions. The FSP provides that if evidence suggests that an observable transaction was not executed in an orderly way that little, if any, weight should be assigned to this indication of an Asset or Liability’s fair value. Conversely, if evidence suggests that the observable transaction was executed in an orderly way, the transaction price of the observable transaction may be appropriate to use in determining the fair value of the Asset/Liability in question, with appropriate weighting given to this indication based on facts and circumstances. Finally, if there is no way for the entity to determine whether the observable transaction was executed in an orderly way, relatively less weight should be ascribed to this indicator of fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of the FSP did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP-107-1 & APB 28-1 Interim Disclosures about Fair Value of Financial Instruments. The FSP provides that publicly traded companies shall provide information concerning the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of the FSP did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

8.	Preferred Stock Offering

We are currently offering up to $4 million in preferred stock through a private placement offering. Features of the stock include a 12 % cumulative dividend and the ability to convert to common stock after one year. The offering commenced on March 6, 2009 and as of June 30, 2009, we had $315,000 in subscriptions. Proceeds from the sale of the stock will be used by our holding company to service debt and for capital injections into the Bank as necessary to maintain the Bank in a well-capitalized status.

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

Overview

The second quarter 2009 results were marked by a decrease of loans and an increase in deposits and continued pressure on our net interest margin. We incurred a net loss of $1,818,670 for the quarter, compared to net loss of $1,004,428 for the second quarter of 2008. Due to weakening real estate markets, we continue to experience significant amounts in other real estate, which consists of foreclosed properties, totaling approximately $12,516,000 million at June 30, 2009 compared to approximately $8,845,000 at December 31, 2008. The level of our delinquent loans greater than 30 days decreased from approximately $27 million at December 31, 2008 to approximately $25 million at June 30, 2009, although this decreased, it was caused in large part by our foreclosure of properties that had served as collateral for loans as this action reduces the level of our loans and increases the level of our other real estate. The lost interest income from our increasing levels of other real estate and non-performing loans contributed to a decline in out net interest margin, which was 1.28% for the second quarter of 2009.

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

As a result of these trends, the level of our loans has declined over the last six months and could decline further over the next several months. In addition, we expect that our level of other real estate will continue to increase in 2009 as we anticipate foreclosing on properties at a faster rate than we are able to dispose of such properties. Therefore, we believe that our level of non-performing assets will increase and that our level of net interest margin and profitability will be negatively impacted in the short term. We also expect further deterioration in our loan portfolio as economic conditions continue to weaken. The combination of these forces could produce losses over the foreseeable future.

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

Recent Impairment of Securities

On May 1, 2009, Silverton Bank, a correspondent bank based in Atlanta, Georgia, was closed by the Office of the Comptroller of the Currency and the FDIC was named Receiver. The FDIC created a bridge bank to take over the operations of Silverton. The creation of the bridge bank allows Silverton’s financial institution clients to transition their correspondent banking needs to other providers with the least amount of disruptions. As of August 1, 2009, we have moved all of our correspondent account services to First National Bankers Bank, a correspondent bank based in Birmingham, Alabama.

As a result of Silverton’s closure, we will not recover any portion of our investment in the stock of Silverton Bank’s holding company, Silverton Financial Services, Inc. Accordingly, we have recorded an other-than-temporary impairment charge of $372,723 with respect to these securities. This impairment charge, which was recognized in the second quarter, reduced the carrying value of our investment to zero.

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

We establish the specific amount by examining impaired loans which are defined as containing one or more of the following characteristics: collectability of principal and interest from the borrower is in question, the loan is on non-accrual or the loan has been restructured. Under generally accepted accounting principles, we may measure the loss either by (1) the observable market price of the loan; or (2) the present value of expected future cash flows discounted at the loan’s effective interest rate; or (3) the fair value of the collateral if the loan is collateral dependent. Because the majority of our impaired loans are collateral dependent, nearly all of our specific allowances are calculated based on the fair value of the collateral. As of June 30, 2009, we had approximately $1,250,000 in specific loss allocations against specific loans in our evaluation of the allowance for loan losses.

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

In assessing the adequacy of the allowance for loan losses, we also rely on an ongoing independent credit administration review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our credit administration review process includes the judgment of management, the input of our external loan review function, and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process.

Our provision for loan losses was $1,212,000 for the six month period ended June 30, 2009 as compared to $1,892,500 for the six month period ended June 30, 2008. The large majority of the provision was related to reserves needed for the downturn in the economy and to our assessment of the inherent risk in the portfolio. Amounts charged off during the first two quarters of 2009 totaled $408,000 as compared to $715,000 in the same time period in 2008. Based upon our evaluation of the loan portfolio, we believe our allowance for loan losses is adequate to meet any potential losses in the loan portfolio.

Information with respect to nonaccrual, past due and restructured loans is as follows:

	June 30,
	2009	2008
	(Dollars in Thousands)
Nonaccrual loans	$13,263	$95
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	—	—
Restructured loans	3,439	—
Potential problem loans	20,989	17,673
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	392	18
Interest income that was recorded on nonaccrual and restructured loans	425	25

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

Information regarding certain loans and allowance for loan loss data is as follows:

	Six Months Ended June 30,
	2009	2008
	(Dollars in Thousands)
Average amount of loans outstanding	$191,381	$188,405

Balance of allowance for loan losses at beginning of period	2,948	1,849

Loans charged off:
Commercial and financial	(408)	(528)
Real estate mortgage	—	(137)
Installment	—	(50)

	(408)	(715)

Loans recovered:
Commercial and financial	1	—
Real estate mortgage	—	—
Installment	—	—

	1	—

Net (charge-offs) recoveries	(407)	(715)

Additions to allowance charged to operating expense during period	1,212	1,893

Balance of allowance for loan losses at end of period	$3,753	$3,027

Ratio of net loans charged off during the period to average loans outstanding	0.21%	0.38%

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

Our liquidity and capital resources are monitored daily by management and on a periodic basis by state and federal regulatory authorities. As determined under guidelines established by these regulatory authorities, our liquidity ratio at June 30, 2009 was considered satisfactory. At that date, we believe that our short-term investments and available Federal Funding were adequate to cover any reasonably anticipated immediate need for funds. At June 30, 2009, we had unused available Federal Fund lines of $9,400,000 and unused Federal Home Loan Bank borrowing capacity of approximately $11,968,000.

As of June 30, 2009 we had an increased liquidity position compared to year-end 2008 as total cash and due from banks amounted to $8.1 million, representing 3.13% of total assets as compared to 0.95% as of December 31, 2008. Investment securities available-for-sale totaled $33.6 million and interest-bearing deposits in banks amounted to $3.1 million, representing 12.93% and 1.19% of total assets, respectively. These securities and interest bearing deposits in banks provide a secondary source of liquidity since they can be converted into cash in a timely manner.

Our ability to maintain and expand our deposit base and borrowing capabilities is a source of liquidity. For the six months ended June 30, 2009, total deposits increased from $221.1 million at December 31, 2008 to $226.5 million at June 30, 2009. Of this total, however, approximately $145.1 million, or 64.0%, represent time deposits that are scheduled to mature within one year. Brokered deposits totaled approximately $54 million at June 30, 2009 or 24% of total deposits. Our objective is to continue to build our core deposit base. However, we intend to continue to rely heavily on short-term time deposits as a primary source of funding for the foreseeable future. If we are unable to offer a competitive rate as these deposits mature, we could lose a substantial amount of deposits within a short period of time, which would strain our liquidity. While we consider this scenario to be unlikely, our net interest income and profitability would be negatively affected if we have to increase rates to maintain deposits.

Management is committed to maintaining capital at a level sufficient to protect depositors, provide for reasonable growth, and fully comply with all regulatory requirements. Our capital ratios, which had declined over the last couple of years due to our growth, experienced additional stress recently because of the losses we have sustained. To bolster our capital, we are currently offering up to $4 million in preferred stock through a private placement offering. Features of the preferred stock include a 12% cumulative dividend and the ability to convert to common stock after one year. We expect that our capital ratios will improve if we are successful in raising proceeds from this offering. However, any further deterioration in our loan portfolio would cause our capital ratios to decline. The table below illustrates our bank’s regulatory capital ratios at June 30, 2009.

	Piedmont Community Bank	Regulatory Minimum Requirements (Well Capitalized)	Regulatory Minimum Requirements (Adequately Capitalized)

Leverage capital ratios	6.58%	5.00%	4.00%
Risk-based capital ratios:
Tier 1 capital	7.92	6.00	4.00
Total capital	9.18	10.00	8.00

As of June 30, 2009 our bank’s total capital ratio fell below the minimum required level to maintain “well capitalized” status. We are now classified as “adequately capitalized.” As such, we are unable to accept, renew or rollover any brokered deposits without a waiver from the FDIC. We have approximately $54 million in brokered deposits. During the third quarter of 2009, we have approximately $1.5 million in brokered deposits maturing. During the fourth quarter of 2009, we have approximately $11.6 million in brokered deposits maturing. Losing these deposits without replacement would place a liquidity strain on our bank. We believe that through obtaining core deposits and using excess cash on hand that we can maintain adequate liquidity. We have contingent sources of funding that can be accessed should core deposit growth and excess cash on hand be insufficient to offset the decrease in brokered deposits.

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

June 30, 2009
Commitments to extend credit	$8,762,000
Letters of credit	118,000

$8,880,000

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

Financial Condition

Our total assets increased by 0.72% for the first six months of 2009. Loans decreased by approximately $7.2 million, although our decrease in loans was attributable in large part to the foreclosure of properties that had served as collateral for delinquent loans. Deposits increased by approximately $5.4 million. Cash on hand was used to purchase investment securities and to payoff Federal Home Loan Bank advances. Our loan to deposit ratio decreased to approximately 82%. Shareholder equity decreased by $2,236,000 due to net loss for the period of $1,997,000, unrealized losses on investment securities of $472,000, adjustment to stock based employee compensation cost for change in forfeiture estimate of $75,000, accrual of dividends on preferred stock of $7,000 offset by proceeds of $315,000 from our preferred stock offering.

Results of Operations For The Six Months Ended June 30, 2009 and 2008

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

Our net interest margin was 1.28% for the six months ended June 30, 2009, compared to 2.22% for the same period in 2008, a decrease of 94 basis points. The decrease was caused by lost interest income from nonaccrual loans and compression attributable to the declining rate environment. The total earning assets yield decreased to 4.75% for the first six months of 2009 from 6.38% for the first six months of 2008. The total interest bearing liability yield decreased to 3.26% for the first six months of 2009 from 4.31% for the first six months of 2008.

The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Six months ended June 30, 2009		Six months ended June 30, 2008
	Interest	Average Rate	Interest	Average Rate
INTEREST INCOME:
Interest and fees on loans (1)	$4,725	4.94%	$6,094	6.56%
Interest on taxable securities	558	3.98%	277	4.94%
Interest on federal funds sold	1	0.18%	24	4.83%
Interest on deposits in banks	71	3.13%	57	3.57%
Interest on other securities	—	—%	29	2.88%

Total interest income	5,355	4.75%	6,481	6.38%

INTEREST EXPENSE:
Interest on interest-bearing demand and savings	293	1.26%	860	2.96%
Interest on time deposits	3,194	3.65%	3,028	4.98%
Interest on other borrowings	425	4.61%	339	4.15%

Total interest expense	3,912	3.26%	4,227	4.31%

NET INTEREST INCOME	$1,443		$2,254

Net interest spread		1.49%		2.22%
Net interest margin		1.28%		2.07%

(1)	Interest and fees on loans include $42,000 and $105,000 of loan fee income for the six months ended June 30, 2009 and 2008, respectively. Interest income recognized on nonaccrual loans during 2009 and 2008 was insignificant.

Provisions for Loan Losses

Our provision for loan losses was $1,212,000 for the first six months of 2009. Our allowance for loan losses increased $804,958 from $2,948,204 as of December 31, 2008 to $3,753,162 as of June 30, 2009. The increase is due to the provisions of $1,212,000 recorded in the first six months of 2009 as a result of increases in problem loans as compared to December 31, 2008 offset by increased net charge-offs.

Noninterest Income

Non-interest income consists of service charges on deposit accounts, income on bank owned life insurance, gains on foreclosures and the disposition of other real estate, gains on the sale of securities, mortgage origination income and other miscellaneous income.

Noninterest income increased by approximately $100,000 and $216,000 for the second quarter and for the first six months of 2009 as compared to the same period in 2008. The increase is primarily due to an increase of $310,000 in gains on securities, and an increase in service charge income of $43,000, offset by a decrease in income on the foreclosure of other real estate owned (“OREO”) of approximately $101,000 and a decrease in mortgage origination income if $36,000.

Noninterest Expenses

Non-interest expenses for the six months of 2009 and 2008 consist of salaries and employee benefits of $844,000 and $1,248,000, equipment and occupancy expenses of $274,000 and $234,000, and other operating expenses of $1,897,000 and $822,000, respectively. The decrease in salaries and employee benefits of $403,000 over the first six months of 2008 is primarily due to cuts in personnel. The increase in equipment and occupancy expenses of $40,000 over the first six months of 2008 is due primarily to increased depreciation of $39,000 and increased maintenance contracts of $12,000 from opening of a branch in mid 2008 offset by a decrease in lease expense and maintenance expense of $10,000 due to the closing of our Lake Oconee branch. The increase in other operating expenses of $1,075,000 over the first six months of 2008 is due primarily to increased regulatory fees of $328,000, the charge-off of Silverton stock of $373,000, increase in loss on sale of OREO of $84,000, and a penalty on early extinguishment of debt of $104,000.

Income Taxes

We have recorded an income tax benefit of $196,310 for the six months ended June 30, 2009. This represents 9.37% of net loss before income tax benefits for the six months ended June 30, 2009. The decrease in our effective tax rate as compared to the same period in 2008 is primarily due to the fact that a portion of the income tax benefit has been offset by an income tax valuation allowance. The comparable effective tax rate for the same period in 2008 was 37.8%.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None other than routine litigation that is incidental to our business.

ITEM 1A.	RISK FACTORS

This disclosure required under this Item is not applicable since we qualify as a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information contained in our Current Report on Form 8-K filed with the SEC on March 12, 2009 (File No. 000-52453) is incorporated herein by reference. Through June 30, 2009, we had sold 12,600 shares of Series A Preferred Stock in our private placement offering for gross proceeds of $315,000.

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

PIEDMONT COMMUNITY BANK GROUP, INC.
(Registrant)

August 14, 2009	/s/ Drew Hulsey
Date	Drew Hulsey, C.E.O.
(Principal Executive Officer)

August 14, 2009	/s/ Julie Simmons
Date	Julie Simmons, C.F.O.
(Principal Financial and Accounting Officer)